Form 10QSB
period 2005-03-31
FirstBank Financial Services, Inc.
filed 2005-05-16
CIK 1316410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2005

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 000-51147

FirstBank Financial Services, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	20-2198785
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

120 Keys Ferry Street McDonough, Georgia 30253
(Address of principal executive offices)

(678) 583-2265
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                      Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13 2005: 2,145,250 shares, $5.00 par value per share.

Transitional Small Business Disclosure Format              Yes     ☐                No     ☒

FIRSTBANK FINANCIAL SERVICES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(unaudited)

March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$2,378,793	$1,136,424
Interest-bearing deposits in banks	1,787,344	1,961,793
Federal funds sold	8,855,000	9,558,000
Securities available-for-sale (at fair value)	26,989,842	26,086,812
Restricted equity securities, at cost	1,719,256	1,405,556
Loans, less allowance for loan losses of $1,627,426 and $1,471,333, respectively	145,883,830	132,309,442
Accrued interest receivable	1,079,750	820,885
Premises and equipment, net	2,780,644	2,736,587
Other assets	1,119,994	807,366
Total assets	$192,594,453	$176,822,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$9,422,729	$8,546,778
Interest-bearing	134,179,034	122,816,562
Total deposits	143,601,763	131,363,340
Accrued interest payable	622,139	634,402
Federal Home Loan Bank borrowings	25,000,000	22,000,000
Other liabilities	488,466	116,617
Total liabilities	169,712,368	154,114,359

Stockholders’ equity:
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5.00 per share, 10,000,000 shares authorized; 2,145,250 shares issued and outstanding	10,726,250	10,726,250
Capital surplus	11,235,374	11,235,374
Retained earnings	1,295,295	754,241
Accumulated other comprehensive loss	(374,834)	(7,359)
Total stockholders’ equity	22,882,085	22,708,506
Total liabilities and stockholders’ equity	$192,594,453	$176,822,865

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

For the Three Months Ended March 31, 2005 and 2004

	March 31, 2005	March 31, 2004
Interest and dividend income:
Loans, including fees	$2,404,081	$1,272,029
Taxable securities	259,074	147,455
Tax-free securities	22,795	—
Federal funds sold	50,218	23,444
Deposits in banks	14,582	9,798
Total interest and dividend income	2,750,750	1,452,726

Interest expense:
Deposits	868,951	433,650
Federal Home Loan Bank borrowings	156,696	35,873
Total interest expense	1,025,647	469,523

Net interest income	1,725,103	983,203

Provision for loan losses	159,615	240,000

Net interest income after provision for loan losses	1,565,488	743,203

Noninterest income:
Service charges on deposit accounts	45,801	36,242
Gain on sales of securities available-for-sale	—	13,054
Other	20,563	9,975
Total noninterest income	66,364	59,271

Noninterest expense:
Salaries and employee benefits	455,425	269,575
Equipment and occupancy	59,547	50,600
Other operating	264,493	146,671
Total noninterest expense	779,465	466,846

Income before provision for income taxes	852,387	335,628
Provision for income taxes	311,334	—

Net income	541,053	335,628
Other comprehensive income:
Unrealized (losses) gains on securities available-for-sale arising during period, net of tax	(367,475)	138,291
Comprehensive income	$173,578	$473,919

Income per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18
Cash dividends per share:	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2005 and 2004

	March 31,	March 31,
	2005	2004
Cash flow from operating activities:
Net income	$541,053	$335,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,824	33,508
Provision for loan losses	159,615	240,000
Gain on sales of securities available-for-sale	—	(13,054)
Increase in accrued interest receivable	(258,865)	(180,146)
(Decrease) increase in accrued interest payable	(12,263)	33,209
Net other operating activities	242,239	(54,381)

Net cash flow provided by operating activities	709,603	394,764

Cash flow from investing activities:
Net increase in loans	(13,734,002)	(19,931,598)
Net decrease (increase) in interest bearing deposits in banks	174,449	(855,104)
Net decrease (increase) in federal funds sold	703,000	(12,432,000)
Purchases of restricted equity securities	(313,700)	(650,000)
Purchases of investment securities available-for-sale	(3,898,056)	(17,198,938)
Proceeds from sales of securities available-for-sale	—	1,031,500
Proceeds from maturities of securities available-for-sale	2,438,247	2,024,185
Purchases of premises and equipment	(75,595)	(18,543)

Net cash flow used by investing activities	(14,705,657)	(48,030,498)

Cash flow from financing activities:
Net increase in deposits	12,238,423	23,277,385
Net proceeds from sale of common stock	—	12,161,625
Net increase in borrowings from Federal Home Loan Bank	3,000,000	13,000,000

Net cash flow provided by financing activities	15,238,423	48,439,010

Net increase in cash and due from banks	1,242,369	803,276
Cash and due from banks at beginning of period	1,136,424	619,622
Cash and due from banks at end of period	$2,378,793	$1,422,898

Supplemental schedule of noncash investing and financing activities - Change in accumulated other comprehensive income	$(367,475)	$138,291

Supplemental disclosures of cash flow information - Cash paid for:
Interest	$1,037,910	$436,314
Income taxes	$18,523	$—

See consolidated notes to financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.       Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Bank of Henry County (the “Bank”).  On February 1, 2005, pursuant to an Agreement and Plan of Shares Exchange approved by the Bank’s shareholders, the Company acquired each share of the Bank’s common stock in exchange for one share of the Company’s stock. The Bank is a commercial bank located in McDonough, Henry County, Georgia.

The accompanying consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Bank’s annual report on Form 10-KSB for the year ended December 31, 2004, which was filed with the Federal Deposit Insurance Corporation.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Bank’s financial position and results for the interim period ended March 31, 2005.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.       Stock Compensation Plans

At March 31, 2005, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that approximates the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	541,053	335,628
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $108,915 and $0, respectively	(179,710)	(259,084)
Pro forma net income	361,343	76,544
Earnings per share:
Basic - as reported	$0.25	$0.18
Basic - pro forma	$0.17	$0.04
Diluted - as reported	$0.25	$0.18
Diluted - pro forma	$0.17	$0.04

3.       Earnings Per Common Share

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income.  Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”.  Earnings per common share for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
Weighted average common shares outstanding	2,145,250	1,841,389

Net income	$541,053	$335,628

Basic earnings per share	$0.25	$0.18

	Three Months Ended March 31,
	2005	2004
Diluted earnings per share:
Weighted average common shares outstanding	2,145,250	1,841,389
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	23,755	12,605
Total weighted average common shares and common stock equivalents outstanding	2,169,005	1,853,994

Net income	$541,053	$335,628

Diluted earnings per share	$0.25	$0.18

4.       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payment.  FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services.  FAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  FAS 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA SOP 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  Public entities that file as small business issuers will be required to apply FAS 123(R) in the first interim or annual reporting period that begins after December 15, 2005.

In March 2005, the Securities and Exchange Commission’s (SEC or Commission) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulletin No. 107 (SAB 107), “Share Based Payment”, in response to frequently asked questions and to provide the SEC staff’s views regarding the application of FAS 123(R).  SAB 107 provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the consolidated financial statements filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following our discussion and analysis of certain significant factors which have affected the financial position and operating results of FirstBank Financial Services, Inc. (the “Company”) during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such forward looking statements include statements using the words such as “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” or “intend,” or other similar words and expressions of the future.  Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation:

•      the effects of future economic conditions;

•      governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•      the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;

•      changes in the interest rate environment which could reduce anticipated or actual margins;

•      the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet;

•      changes occurring in business conditions and inflation;

•      changes in monetary and tax policies;

•      changes in technology;

•      the level of allowance for loan loss;

•      the rate of delinquencies and amounts of charge-offs;

•      the rates of loan growth;

•      adverse changes in asset quality and resulting credit risk-related losses and expenses;

•      changes in the securities market; and

•      other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Introduction

On February 1, 2005, pursuant to an Agreement and Plan of Shares Exchange approved by the shareholders of First Bank of Henry County (the “Bank”), the Company acquired each share of the Bank’s common stock in exchange for one share of the Company’s stock. The Company now serves as a holding company for the Bank.

The Company performs banking services customary for full service banks of similar size and character.  The Company offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit.  The Company also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans.  In addition, the Company provides such services as official bank checks and money orders, traveler’s checks, direct deposit and United States Savings Bonds.  The Company provides other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Management monitors the financial condition of the Company in order to protect depositors, increase undivided profits and protect current and future earnings.  Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements.  Our significant accounting policies are described in the footnotes to the financial statements for First Bank of Henry County at December 31, 2004 as filed in our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses asset quality for a description of our processes and methodology for determining our allowance for loan losses.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Company’s directive in this regard is carried out through its policies and procedures for extending credit to the Company’s customers.  The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio.  The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions.

The provision for loan losses decreased by $80,385 for the first quarter of 2005 as compared to the same period in 2004.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.10% at March 31, 2005 and December 31, 2004.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	(Dollars in Thousands)
Nonaccrual loans	$12	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	100	316
Restructured loans	—	—
Potential problem loans	—	612
Interest income that would have been recorded on non- accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. We will generally discontinue the accrual of interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

Balance of allowance for loan losses at beginning of period	$1,471	$712
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(4)	—
	(4)	—
Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—
	—	—
Net charge-offs	(4)	—
Additions to allowance charged to operating expense during period	160	240
Balance of allowance for loan losses at end of period	$1,627	$952
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds to them on short notice, if needed.  At March 31, 2005 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at March 31, 2005 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At March 31, 2005, the Company had unused available federal fund lines of $11,200,000 and unused Federal Home Loan Bank borrowing capacity of approximately $7,360,000.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of March 31, 2005, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $13,021,136 as of March 31, 2005 as compared to $12,656,217 as of December 31, 2004.  Total cash and due from banks amounted to $2,378,792 representing 1.24% of total assets.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source.  Total brokered deposits amounted to $70.2 million as of March 31, 2005.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the three-month period ended March 31, 2005, total deposits increased from $131.4 million at December 31, 2004 to $143.6 million at March 31, 2005.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The table below illustrates the Company’s regulatory capital ratios at March 31, 2005.

		Minimum
		Regulatory
	Company	Requirement

Leverage capital ratios	12.64%	4.00%
Risk-based capital ratios:
Tier I capital	14.32%	4.00%
Total capital	15.32%	8.00%

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments is as follows:

March 31,
2005

Commitments to extend credit	$40,847,000
Letters of credit	940,000
$41,787,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral is required in instances which we deem necessary.

Financial Condition

Our total assets grew by 9% for the first three months of 2005.  Deposit growth of $12.2 million and additional FHLB borrowings of $3.0 million were used to fund net loan growth of almost $13.6 million with the remainder being primarily invested in securities or maintained in cash and due from banks.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  Our loan to available funds ratio has remained steady since December 31, 2004, holding in the 87% range.  Stockholders’ equity has increased by $173,578 due to net income of $541,053 less increases in unrealized losses on securities available-for-sale, net of tax, of $367,475.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands)

Interest income	$2,751	$1,453
Interest expense	1,026	470
Net interest income	1,725	983
Provision for loan losses	(160)	(240)
Other income	66	60
Other expense	(779)	(467)
Pretax income	852	336
Income tax	(311)	—
Net income	$541	$336

Net Interest Income

Our net interest income increased by approximately $742,000 for the first quarter of 2005 as compared to the same period in 2004.  Our net interest margin increased to 3.88% during the first three months of 2005 as compared to 3.81% for the first three months of 2004. The increase in net interest income is due primarily to the increased volume of average loans outstanding.   Our cost of funds increased to 2.86% for the first three months of 2005 as compared to 2.29% for the first three months of 2004.

Other Income

Other income increased by approximately $6,000 for the first quarter of 2005 as compared to the same period in 2004. Increased service charges on deposit accounts associated with deposit growth have increased by $9,000.  We have had no gains on sales of securities available-for-sale as of March 31, 2005 as compared to $13,000 in the same period in 2004.  Other income has increased by $10,000 primarily due to our growth.

Other Expenses

Other expenses increased by approximately $312,000 for the first quarter of 2005 as compared to the same period in 2004.  Salaries and employee benefits have increased by $186,000 due to an increase in the number of full time equivalent employees and to other salary increases. Equipment and occupancy expenses have remained stable, only increasing by $9,000 as compared to the same period in 2004.  Other operating expenses have increased by $117,000 due primarily to our overall growth.

Income Taxes

We have recorded a provision for income taxes of $311,334 for the first quarter of 2005 which represents 36.5% of income before provision for income taxes.  We recorded no income tax provision for the first quarter of 2004 due to accumulated deficits incurred through that date.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions.  Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry.  We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

We are not aware of any current recommendation by our regulatory authorities which, if implemented, would have a material effect on our liquidity, capital resources, or results of operations.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.                  EXHIBITS

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

May 13, 2005	/s/ J. Randall Dixon
Date	J. Randall Dixon, President and C.E.O.
(Principal Executive Officer)

May 13, 2005	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)