Form 10QSB
period 2005-06-30
FirstBank Financial Services, Inc.
filed 2005-08-12
CIK 1316410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2005:    2,145,250 shares, $5.00 par value per share.

Transitional Small Business Disclosure Format              Yes  ☐               No  ☒

FIRSTBANK FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004

Consolidated Statements of Income and Comprehensive Income (Loss) (unaudited) for the three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

SIGNATURES

CERTIFICATION

SECTION 906 CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(unaudited)

June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$3,521,255	$1,136,424
Interest-bearing deposits in banks	1,585,498	1,961,793
Federal funds sold	11,691,000	9,558,000
Securities available-for-sale (at fair value)	29,720,879	26,086,812
Restricted equity securities, at cost	1,903,756	1,405,556
Loans, less allowance for loan losses of $1,811,305 and $1,471,333, respectively	158,960,462	132,309,442
Accrued interest receivable	1,135,997	820,885
Premises and equipment, net	3,300,493	2,736,587
Other assets	1,182,028	807,366
Total assets	$213,001,368	$176,822,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$11,452,100	$8,546,778
Interest-bearing	148,595,684	122,816,562
Total deposits	160,047,784	131,363,340
Accrued interest payable	775,903	634,402
Federal Home Loan Bank borrowings	28,000,000	22,000,000
Other liabilities	381,955	116,617
Total liabilities	189,205,642	154,114,359

Stockholders’ equity:
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5.00 per share, 10,000,000 shares authorized; 2,145,250 shares issued and outstanding	10,726,250	10,726,250
Capital surplus	11,235,374	11,235,374
Retained earnings	1,901,429	754,241
Accumulated other comprehensive loss	(67,327)	(7,359)
Total stockholders’ equity	23,795,726	22,708,506
Total liabilities and stockholders’ equity	$213,001,368	$176,822,865

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

For the Three Months Ended June 30, 2005 and 2004

and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income:
Loans, including fees	$2,832,165	$1,529,519	$5,236,246	$2,801,548
Taxable securities	281,646	244,236	540,720	391,691
Tax-free securities	26,093	360	48,888	360
Federal funds sold	71,290	20,674	121,508	44,118
Deposits in banks	11,240	6,710	25,822	16,508
Total interest and dividend income	3,222,434	1,801,499	5,973,184	3,254,225

Interest expense:
Deposits	1,087,216	500,912	1,956,167	934,562
Federal funds purchased	18	—	18	—
Federal Home Loan Bank borrowings	196,725	96,806	353,421	132,679
Total interest expense	1,283,959	597,718	2,309,606	1,067,241
Net interest income	1,938,475	1,203,781	3,663,578	2,186,984

Provision for loan losses	185,000	210,000	344,615	450,000

Net interest income after provision for loan losses	1,753,475	993,781	3,318,963	1,736,984

Noninterest income:
Service charges on deposit accounts	52,182	51,002	97,983	87,244
Gain on sale of securities available-for-sale	—	—	—	13,054
Gain on sale of assets	1,769	—	2,519	—
Other	16,084	39,849	35,897	49,824
Total noninterest income	70,035	90,851	136,399	150,122

Noninterest expense:
Salaries and employee benefits	505,414	328,987	960,839	598,562
Equipment and occupancy	78,284	57,792	137,831	108,392
Other operating	297,218	227,520	561,711	374,191
Total noninterest expense	880,916	614,299	1,660,381	1,081,145

Income before provision for income taxes	942,594	470,333	1,794,981	805,961
Provision for income taxes (benefits)	336,459	(100,000)	647,793	(100,000)
Net income	606,135	570,333	1,147,188	905,961
Other comprehensive income:
Unrealized (losses) gains on securities available-for-sale arising during period, net of tax	307,507	(734,754)	(59,968)	(596,463)
Comprehensive income (loss)	$913,642	$(164,421)	$1,087,220	$309,498

Income per share:
Basic	$0.28	$0.27	$0.53	$0.45
Diluted	$0.28	$0.26	$0.53	$0.45
Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Cash flow from operating activities:
Net income	$1,147,188	$905,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,340	68,234
Provision for loan losses	344,615	450,000
Gain on sales of securities available-for-sale	—	(13,054)
Gain on sale of other real estate owned	—	(27,425)
Gain on sale of assets	(2,519)	—
Increase in accrued interest receivable	(315,112)	(273,664)
Increase in accrued interest payable	141,501	112,407
Net other operating activities	(62,324)	(450,821)

Net cash flow provided by operating activities	1,332,689	771,638

Cash flow from investing activities:
Net increase in loans	(26,995,635)	(41,525,387)
Net decrease (increase) in interest bearing deposits in banks	376,295	(917,547)
Net increase in federal funds sold	(2,133,000)	(1,106,000)
Purchases of restricted equity securities	(498,200)	(900,000)
Purchases of investment securities available-for-sale	(6,900,600)	(19,400,013)
Proceeds from maturities of securities available-for-sale	3,176,423	3,176,243
Proceeds from sales of securities available-for-sale	—	1,031,500
Proceeds from sale of assets	14,019	—
Proceeds from sale of other real estate owned	—	742,175
Purchases of premises, equipment and software	(671,604)	(1,119,911)

Net cash flow used by investing activities	(33,632,302)	(60,018,940)

Cash flow from financing activities:
Net increase in deposits	28,684,444	30,169,398
Net proceeds from sale of common stock	—	12,161,625
Repayments of Federal Home Loan Bank borrowings	(3,100,000)	—
Borrowings from Federal Home Loan Bank	9,100,000	18,000,000

Net cash flow provided by financing activities	34,684,444	60,331,023

Net increase in cash and due from banks	2,384,831	1,083,721
Cash and due from banks at beginning of period	1,136,424	619,622
Cash and due from banks at end of period	$3,521,255	$1,703,343

Supplemental schedule of noncash investing and financing activities - Change in accumulated other comprehensive loss	$(59,968)	$(596,463)

Supplemental disclosures of cash flow information - Cash paid for:
Interest	$2,168,105	$954,834
Income taxes	$744,123	$300,000

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Bank’s financial position and results for the interim period ended June 30, 2005.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.                    Stock Compensation Plans

At June 30, 2005, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that approximates the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$606,135	$570,333
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—
Pro forma net income	$606,135	$570,333
Earnings per share:
Basic - as reported	$0.28	$0.27
Basic - pro forma	$0.28	$0.27
Diluted - as reported	$0.28	$0.26
Diluted - pro forma	$0.28	$0.26

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$1,147,188	$905,961
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(288,625)	(259,084)
Pro forma net income	$858,563	$646,877
Earnings per share:
Basic - as reported	$0.53	$0.45
Basic - pro forma	$0.40	$0.32
Diluted - as reported	$0.53	$0.45
Diluted - pro forma	$0.40	$0.32

3.                    Earnings Per Common Share

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income.  Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”.  Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2005	2004
Basic earnings per share:
Weighted average common shares outstanding	2,145,250	2,145,250

Net income	$606,135	$570,333

Basic earnings per share	$0.28	$0.27

Diluted earnings per share:
Weighted average common shares outstanding	2,145,250	2,145,250
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	23,755	19,885
Total weighted average common shares and common stock equivalents outstanding	2,169,005	2,165,135

Net income	$606,135	$570,333

Diluted earnings per share	$0.28	$0.26

	Six Months Ended June 30,
	2005	2004
Basic earnings per share:
Weighted average common shares outstanding	2,145,250	1,993,454

Net income	$1,147,188	$905,961

Basic earnings per share	$0.53	$0.45

Diluted earnings per share:
Weighted average common shares outstanding	2,145,250	1,993,454
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	23,755	17,180
Total weighted average common shares and common stock equivalents outstanding	2,169,005	2,010,634

Net income	$1,147,188	$905,961

Diluted earnings per share	$0.53	$0.45

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the financial position and operating results of FirstBank Financial Services, Inc. (the “Company”) during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such forward looking statements include statements using the words such as “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may” or “intend,” or other similar words and expressions of the future.  Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

The Company performs banking services customary for full service banks of similar size and character.  The Company offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit.  The Company also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans.  In addition, the Company provides such services as official bank checks, traveler’s checks, direct deposit and United States Savings Bonds.  The Company provides other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Management monitors the financial condition of the Company in order to protect depositors, increase undivided profits and protect current and future earnings.  Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements.  Our significant accounting policies are described in the footnotes to the financial statements for First Bank of Henry County at December 31, 2004 as filed in our annual report on Form 10-KSB, which was filed with the Federal Deposit Insurance Corporation.

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

A provision for loan losses was made during the second quarter and first six months of 2005, respectively of $185,000 and $344,615 as compared to the same period in 2004 of $210,000 and $450,000, respectively.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% at June 30, 2005 as compared to 1.10% at December 31, 2004.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

Subsequent to June 30, 2005, a loan customer declared bankruptcy with loan balances of approximately $345,000.  Management will continue to evaluate the necessity of recording additional reserves as more information concerning the bankruptcy proceedings become available.  In addition, $100,000, included in the nonaccrual loans reported below, is in the process of foreclosure.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$109	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	72	11
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$148,811	$84,902
Balance of allowance for loan losses at beginning of period	$1,471	$712
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(5)	—
	(5)	—
Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	7
	—	7
Net charge-offs	(5)	7
Additions to allowance charged to operating expense during period	345	450
Balance of allowance for loan losses at end of period	$1,811	$1,169
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At June 30, 2005 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at June 30, 2005 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At June 30, 2005, the Company had unused available federal fund lines of $11,200,000 and unused Federal Home Loan Bank borrowing capacity of approximately $10,510,000.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of June 30, 2005, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $16,797,753 as of June 30, 2005 as compared to $12,656,217 as of December 31, 2004.  Total cash and due from banks amounted to $3,521,255 representing 1.65% of total assets.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source.  Total brokered deposits amounted to $78.2 million as of June 30, 2005.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the six-month period ended June 30, 2005, total deposits increased from $131.4 million at December 31, 2004 to $160.0 million at June 30, 2005.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The table below illustrates the Company’s regulatory capital ratios at June 30, 2005.

	Company	Minimum Regulatory Requirement

Leverage capital ratios	11.66%	4.00%
Risk-based capital ratios:
Tier I capital	13.42%	4.00%
Total capital	14.43%	8.00%

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

June 30, 2005

Commitments to extend credit	$36,160,000
Letters of credit	902,000
$37,062,000

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

Financial Condition

Our total assets grew by 20% for the first six months of 2005.  Deposit growth of approximately $28.7 million and additional FHLB borrowings of $6.0 million were used to fund net loan growth of approximately $26.7 million with the remainder being primarily invested in securities or maintained in cash and due from banks.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  Our loan to available funds ratio has remained steady since December 31, 2004, holding in the 85-87% range.  Stockholders’ equity has increased by $1,087,220 due to net income of $1,147,188 less unrealized losses on securities available-for-sale, net of tax, of $59,968.

The company is currently branching into two locations in Henry county.  The company has contractual obligations for approximately $1.8 million of additional construction costs in these projects.

Results of Operations For The Three Months Ended June 30, 2005 and 2004 and for the Six Months Ended June 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2005	2004
	(Dollars in Thousands)

Interest income	$3,222	$1,801
Interest expense	(1,284)	(598)
Net interest income	1,938	1,203
Provision for loan losses	(185)	(210)
Other income	70	91
Other expense	(881)	(614)
Pretax income	942	470
Income tax (expense) benefits	(336)	100
Net income	$606	$570

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)

Interest income	$5,973	$3,254
Interest expense	(2,309)	(1,067)
Net interest income	3,664	2,187
Provision for loan losses	(345)	(450)
Other income	136	150
Other expense	(1,660)	(1,081)
Pretax income	1,795	806
Income tax (expense) benefits	(648)	100
Net income	$1,147	$906

Net Interest Income

Our net interest income increased approximately $735,000 and $1,476,000 for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004.  Our net interest margin increased to 3.88% during the first six months of 2005 as compared to 3.78% for the first six months of 2004. The increase in net interest income is due primarily to the increased volume of average loans outstanding.   Our cost of funds increased to 2.90% for the first six months of 2005 as compared to 2.31% for the first six months of 2004.

Other Income

Other income decreased approximately $21,000 and $14,000 for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004.  Year-to-date service charges on deposit accounts associated with deposit growth have increased by $11,000.  Other fee income has increased approximately $14,000 when compared to the six months ended June 30, 2004 due to increase in the volume of transactions resulting from our growth.  Gains from sales of assets, other real estate and securities available-for-sale have decreased approximately $38,000 as compared to the six months ended June 30, 2004.

Other Expenses

Other expenses increased approximately $267,000 and $579,000 for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004.  The increases in 2005 consist of increases of $177,000 and $362,000 in salaries and employee benefits, $20,000 and $29,000 in equipment and occupancy and $70,000 and $188,000 in other operating for the three and six months ended June 30, 2005, respectively as compared to the same periods in 2004.   The increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees.  Equipment and occupancy expenses have increased due to the need for additional equipment for employees and the expense to renovate the board room into offices.  The increases in other operating expenses are due primarily to our overall growth.  The company has signed an operating lease agreement for approximately $70,000 a year in lease expense to provide space for an Operations Center.

Income Taxes

We have recorded a provision for income taxes of $336,459 and $647,793 for the three and six months ended June 30, 2005, respectively, which represents 35.7% and 36.1% of income before provision for income taxes, respectively.  The income tax benefit recorded for the six months ended June 30, 2004 consisted of current tax expense of $298,000 offset by the recognition of deferred tax assets of $398,000.

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

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures, as defined in Rule 13(a) – 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reporting filed under the Exchange Act is recorded, processed and reported in an accurate and timely manner.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2005, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on May 19, 2005.

(b) The following Class III directors were elected at the meeting to serve terms for three years:

Milton Stanley Goggins

Richard Allen Grimes

Larry Max Phillips

Set forth below is the number of votes cast for, against, or withheld, with respect to each nominee for office:

Milton Stanley Goggins	# of Shares

For	1,655,670
Against	—
Withheld	26,700

Richard Allen Grimes	# of Shares

For	1,628,970
Against	—
Withheld	37,938

Larry Max Phillips	# of Shares

For	1,655,670
Against	—
Withheld	26,700

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Continued)

(c)                                                     The amendment to the 2000 Stock Incentive Plan to increase the number of shares reserved under the Plan from 100,000 to 250,000 and to provide that shares issued pursuant to awards under the Plan would be shares of FirstBank Financial Services, Inc. was approved by the shareholders.  Set forth below is the number of votes cast for or against the proposal as well as the number of abstentions and broker non-votes.

# of Shares

For	1,150,986
Against	147,750
Abstained	1,745
Broker non-votes	366,427

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

August 10, 2005	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, Acting President and C.E.O.
(Principal Executive Officer)

August 10, 2005	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)