Form 10QSB
period 2005-09-30
FirstBank Financial Services, Inc.
filed 2005-11-10
CIK 1316410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2005:

2,145,250 shares, $5.00 par value per share.

Transitional Small Business Disclosure Format   Yes ☐   No ☒

FIRSTBANK FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004

Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

SIGNATURES

CERTIFICATION

SECTION 906 CERTIFICATION

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(unaudited)

September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$3,599,091	$1,136,424
Interest-bearing deposits in banks	1,316,800	1,961,793
Federal funds sold	14,885,000	9,558,000
Securities available-for-sale (at fair value)	30,161,670	26,086,812
Restricted equity securities, at cost	1,809,256	1,405,556
Loans, less allowance for loan losses of $1,968,131 and $1,471,333, respectively	159,615,202	132,309,442
Accrued interest receivable	1,409,748	820,885
Premises and equipment, net	3,864,393	2,736,587
Other assets	1,100,187	807,366
Total assets	$217,761,347	$176,822,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$13,582,985	$8,546,778
Interest-bearing	151,820,753	122,816,562
Total deposits	165,403,738	131,363,340
Accrued interest payable	992,714	634,402
Federal Home Loan Bank borrowings	27,000,000	22,000,000
Other liabilities	147,601	116,617
Total liabilities	193,544,053	154,114,359

Stockholders’ equity:
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5.00 per share, 10,000,000 shares authorized; 2,145,250 shares issued and outstanding	10,726,250	10,726,250
Capital surplus	11,235,374	11,235,374
Retained earnings	2,529,979	754,241
Accumulated other comprehensive loss	(274,309)	(7,359)
Total stockholders’ equity	24,217,294	22,708,506
Total liabilities and stockholders’ equity	$217,761,347	$176,822,865

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

For the Three Months Ended September 30, 2005 and 2004

and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income:
Loans, including fees	$3,146,064	$1,862,819	$8,382,310	$4,664,367
Taxable securities	293,936	246,830	834,656	638,521
Tax-free securities	27,621	18,195	76,509	18,555
Federal funds sold	86,451	27,141	207,959	71,259
Deposits in banks	20,636	7,286	46,458	23,794
Total interest and dividend income	3,574,708	2,162,271	9,547,892	5,416,496

Interest expense:
Deposits	1,260,040	618,806	3,216,207	1,553,368
Federal funds purchased	—	—	18	—
Federal Home Loan Bank borrowings	225,851	132,153	579,272	264,832
Total interest expense	1,485,891	750,959	3,795,497	1,818,200
Net interest income	2,088,817	1,411,312	5,752,395	3,598,296

Provision for loan losses	165,000	155,000	509,615	605,000

Net interest income after provision for loan losses	1,923,817	1,256,312	5,242,780	2,993,296

Noninterest income:
Service charges on deposit accounts	58,771	42,563	156,754	129,807
Gain on sale of securities available-for-sale	—	—	—	13,054
Gain on sale of assets	—	—	2,519	—
Other	17,764	8,731	53,661	58,555
Total noninterest income	76,535	51,294	212,934	201,416

Noninterest expense:
Salaries and employee benefits	555,553	362,065	1,516,392	960,627
Equipment and occupancy	127,183	52,286	265,014	160,678
Other operating	341,896	240,962	903,607	615,153
Total noninterest expense	1,024,632	655,313	2,685,013	1,736,458

Income before provision for income taxes	975,720	652,293	2,770,701	1,458,254
Provision for income taxes	347,171	227,871	994,964	127,871
Net income	628,549	424,422	1,775,737	1,330,383
Other comprehensive income:
Unrealized (losses) gains on securities available-for-sale arising during period, net of tax	(206,982)	569,578	(266,950)	(26,885)
Comprehensive income	$421,567	$994,000	$1,508,787	$1,303,498

Income per share:
Basic	$0.29	$0.20	$0.83	$0.65
Diluted	$0.28	$0.20	$0.79	$0.64
Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
Cash flow from operating activities:
Net income	$1,775,737	$1,330,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,938	103,394
Provision for loan losses	509,615	605,000
Gain on sales of securities available-for-sale	—	(13,054)
Gain on sale of other real estate owned	—	(23,965)
Gain on sale of assets	(2,519)	—
Increase in accrued interest receivable	(588,863)	(347,188)
Increase in accrued interest payable	358,312	147,939
Net other operating activities	(79,403)	(428,533)

Net cash flow provided by operating activities	2,114,817	1,373,976

Cash flow from investing activities:
Net increase in loans	(27,815,375)	(54,184,591)
Net decrease (increase) in interest bearing deposits in banks	644,993	(1,375,777)
Net (increase) decrease in federal funds sold	(5,327,000)	3,123,000
Purchases of restricted equity securities	(403,700)	(900,000)
Purchases of investment securities available-for-sale	(8,729,590)	(21,712,330)
Proceeds from maturities of securities available-for-sale	4,214,243	3,934,808
Proceeds from sales of securities available-for-sale	—	1,031,500
Proceeds from sale of assets	14,019	—
Proceeds from sale of other real estate owned	—	762,227
Purchases of premises, equipment and software	(1,290,138)	(1,139,138)

Net cash flow used by investing activities	(38,692,548)	(70,460,301)

Cash flow from financing activities:
Net increase in deposits	34,040,398	39,054,775
Net proceeds from sale of common stock	—	12,161,625
Repayments of Federal Home Loan Bank borrowings	(8,100,000)	—
Borrowings from Federal Home Loan Bank	13,100,000	18,000,000

Net cash flow provided by financing activities	39,040,398	69,216,400

Net increase in cash and due from banks	2,462,667	130,075
Cash and due from banks at beginning of period	1,136,424	619,622
Cash and due from banks at end of period	$3,599,091	$749,697

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$(266,950)	$(26,885)

Supplemental disclosures of cash flow information -
Cash paid for:
Interest	$3,437,185	$1,670,261
Income taxes	$1,129,723	$568,000
Financed sales of other real estate owned	$	$189,738

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Company’s financial position and results for the interim period ended September 30, 2005.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.       Stock Compensation Plans

At September 30, 2005, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that approximates the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

2.       Stock Compensation Plans

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$628,549	$424,422
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—
Pro forma net income	$628,549	$424,422
Earnings per share:
Basic - as reported	$0.29	$0.20
Basic - pro forma	$0.29	$0.20
Diluted - as reported	$0.28	$0.20
Diluted - pro forma	$0.28	$0.20

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$1,775,737	$1,330,383
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(288,626)	(259,084)
Pro forma net income	$1,487,111	$1,071,299
Earnings per share:
Basic - as reported	$0.83	$0.65
Basic - pro forma	$0.69	$0.52
Diluted - as reported	$0.79	$0.64
Diluted - pro forma	$0.66	$0.52

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

3.       Earnings Per Common Share

	Three Months Ended September 30,
	2005	2004
Basic earnings per share:
Weighted average common shares outstanding	2,145,250	2,145,250

Net income	$628,549	$424,422

Basic earnings per share	$0.29	$0.20

Diluted earnings per share:
Weighted average common shares outstanding	2,145,250	2,145,250
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	97,988	26,845
Total weighted average common shares and common stock equivalents outstanding	2,243,238	2,172,095

Net income	$628,549	$424,422

Diluted earnings per share	$0.28	$0.20

	Nine Months Ended September 30,
	2005	2004
Basic earnings per share:
Weighted average common shares outstanding	2,145,250	2,044,513

Net income	$1,775,737	$1,330,383

Basic earnings per share	$0.83	$0.65

Diluted earnings per share:
Weighted average common shares outstanding	2,145,250	2,044,513
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	97,988	19,654
Total weighted average common shares and common stock equivalents outstanding	2,243,238	2,064,167

Net income	$1,775,737	$1,330,383

Diluted earnings per share	$0.79	$0.64

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

A provision for loan losses was made during the third quarter and first nine months of 2005, respectively of $165,000 and $509,615 as compared to the same period in 2004 of $155,000 and $605,000 respectively.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.22% at September 30, 2005 as compared to 1.10% at December 31, 2004.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

During the third quarter, a loan customer declared bankruptcy with loan balances of approximately $345,000.  Management will continue to evaluate the necessity of recording additional reserves as more information concerning the bankruptcy proceedings become available.  In addition, $100,000 was foreclosed upon during the quarter and is included in other assets.  Subsequent to the third quarter, the foreclosed asset was sold for a marginal gain.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$345	$6
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	15	—
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$153,826	$94,522
Balance of allowance for loan losses at beginning of period	$1,471	$712
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(16)	(10)
	(16)	(10)
Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	3	7
	3	7
Net charge-offs	(13)	(3)
Additions to allowance charged to operating expense during period	510	605
Balance of allowance for loan losses at end of period	$1,968	$1,314
Ratio of net loans charged off during the period to average loans outstanding	0.01%	0.01%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At September 30, 2005 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at September 30, 2005 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At September 30, 2005, the Company had unused available federal fund lines of $11,200,000 and unused Federal Home Loan Bank borrowing capacity of approximately $15,640,000.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of September 30, 2005, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $19,800,891 as of September 30, 2005 as compared to $12,656,217 as of December 31, 2004.  Total cash and due from banks amounted to $3,599,091 representing 1.65% of total assets.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source.  Total brokered deposits amounted to $77.2 million as of September 30, 2005.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the nine-month period ended September 30, 2005, total deposits increased from $131.4 million at December 31, 2004 to $165.4 million at September 30, 2005.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The table below illustrates the Company’s regulatory capital ratios at September 30, 2005.

		Minimum
		Regulatory
	Company	Requirement
Leverage capital ratios	11.42%	4.00%
Risk-based capital ratios:
Tier I capital	13.52%	4.00%
Total capital	14.61%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments is as follows:

September 30,
2005
Commitments to extend credit	$34,097,000
Letters of credit	1,056,000
$35,153,000

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

Financial Condition

Our total assets grew by 23.15% for the first nine months of 2005.  Deposit growth of approximately $34.04 million and additional FHLB borrowings of $5.0 million were used to fund net loan growth of approximately $27.81 million with the remainder being primarily invested in securities or maintained in cash and due from banks and federal funds sold.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  Our loan to available funds ratio has remained steady since December 31, 2004, holding in the 83-88% range.  Stockholders’ equity has increased by $1,508,787 due to net income of $1,775,737 less unrealized losses on securities available-for-sale, net of tax, of $266,950.

The Company is currently branching into two locations in Henry county.  The Company has contractual obligations for approximately $1.1 million of additional construction costs in these projects.

Results of Operations For The Three Months Ended September 30, 2005 and 2004 and for the Nine Months Ended September 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$3,575	$2,162
Interest expense	(1,486)	(751)
Net interest income	2,089	1,411
Provision for loan losses	(165)	(155)
Other income	77	51
Other expense	(1,025)	(655)
Pretax income	976	652
Income tax expense	347	228
Net income	$629	$424

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$9,548	$5,416
Interest expense	(3,796)	(1,818)
Net interest income	5,752	3,598
Provision for loan losses	(510)	(605)
Other income	214	201
Other expense	(2,685)	(1,736)
Pretax income	2,771	1,458
Income tax expense	995	128
Net income	$1,776	$1,330

Net Interest Income

Our net interest income increased approximately $678,000 and $2,154,000 for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  Our net interest margin increased to 3.92% during the first nine months of 2005 as compared to 3.76% for the first nine months of 2004. The increase in net interest income is due primarily to the increased volume of average loans outstanding.   Our cost of funds increased to 3.06% for the first nine months of 2005 as compared to 2.37% for the first nine months of 2004.

Noninterest Income

Noninterest income increased approximately $26,000 and $13,000 for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  The increase in 2005 consists of $16,000 and $27,000 in service charges on deposit accounts for the three and nine months ended September 30, 2005, a $13,000 decrease in gain on sale of securities available-for-sale and a $3,000 increase in gain on sale of assets for the nine months ended September 30, 2005, and a $10,000 increase and $4,000 decrease in other income for the three and nine months ended September 30, 2005.

Noninterest Expenses

Noninterest expenses increased approximately $370,000 and $949,000 for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  The increases in 2005 consist of increases of $193,000 and $556,000 in salaries and employee benefits, $75,000 and $104,000 in equipment and occupancy and $102,000 and $289,000 in other operating for the three and nine months ended September 30, 2005, respectively as compared to the same periods in 2004.   The increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees.  Equipment and occupancy expenses have increased due to the need for additional equipment for employees, board room renovation into offices and other occupancy expenses related to the Operations Center.  The company has signed an operating lease agreement for approximately $70,000 a year in lease expense to provide space for an Operations Center.

The increases in other operating expenses are due primarily to our overall growth.

Income Taxes

We have recorded a provision for income taxes of $347,171 and $994,964 for the three and nine months ended September 30, 2005, respectively, which represents 35.6% and 35.9% of income before provision for income taxes, respectively.  The income tax benefit recorded for the nine months ended September 30, 2004 consisted of current tax expense of $526,000 offset by the recognition of deferred tax assets of $398,000.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2005, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

November 9, 2005	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, Acting President and C.E.O.
(Principal Executive Officer)

November 9, 2005	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)