Form 10KSB
period 2005-12-31
FirstBank Financial Services, Inc.
filed 2006-03-31
CIK 1316410

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:  000-51147

FIRSTBANK FINANCIAL SERVICES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	20-2198785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Keys Ferry Street, McDonough, GA	30253
(Address of Principal Executive Offices)	(Zip Code)

(678) 583-2265

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $5.00 Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes   ☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

State the issuer’s revenues for its most recent fiscal year:  $13,881,373

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $39,809,033 as of March 15, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,359,753 shares outstanding of common stock as of March 15, 2006.

Transitional Small Business Disclosure format (check one):  Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2006 Annual Meeting of Shareholders (Part III, Items 9, 10 and 11)

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES
ITEM 8B.	OTHER INFORMATION

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

i

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

General

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Bank of Henry County (the “Bank”). On February 1, 2005, pursuant to an Agreement and Plan of Share Exchange approved by the Bank’s shareholders, the Company acquired all of the Bank’s common stock in exchange for one share of the Company’s stock.

The Bank began its banking operations on January 28, 2002, after receiving final approval from the Georgia Department of Banking and Finance (“GDBF”) and the Federal Deposit Insurance Corporation (“FDIC”) to organize the Bank as a state-chartered commercial bank with federally insured deposits.

The Bank is a full-service commercial bank specializing in meeting the needs of individuals and small- to medium-sized businesses and professional concerns in Henry County. The Bank focuses on community involvement and personal service while providing customers with sophisticated financial products. The Bank offers a broad array of competitively priced deposit services, including interest-bearing and noninterest-bearing checking accounts, statement savings accounts, money market deposits, certificates of deposit and individual retirement accounts. In addition, the Bank complements its lending and deposit products by offering ATM and debit cards, travelers’ checks, official checks, credit cards, direct deposit, automatic transfers, savings bonds, night depository, stop payments, collections, wire transfers and overdraft protection.

Market Area and Competition

The Bank’s target market is specifically southern Henry County. The city of McDonough, which is the focal point of the Bank’s primary service area, and Henry County are immediately accessible to traffic from all directions via Interstate 75 and Georgia Highways 81 and 155. Henry County is located approximately 25 miles southeast of downtown Atlanta, in the southern portion of the Metropolitan Atlanta MSA, and 20 miles southeast of Hartsfield International Airport.

Henry County has a very active and highly competitive banking market. The Bank competes with all of the super-regionals as well as national competitors, including:  Bank of America, SunTrust, Wachovia, The First State Bank, Heritage Bank, First National Bank, Park Avenue Bank and BB&T. Most of these institutions have offices within two miles of the location of the Bank’s main office. The FDIC reports that, as of June 30, 2005, commercial bank deposits in Henry County totaled approximately $1,606,902,000. Presently, 19 commercial banks serve Henry County with a total of 53 branches.

Lending Services

Lending Policy. First Bank of Henry County aggressively seeks creditworthy borrowers within its primary service area. The Bank’s primary lending function is to make loans to small- to medium-sized businesses. In addition to commercial loans, the Bank makes installment loans, home equity loans, real estate loans and second mortgage loans to individual consumers. Our current loan portfolio is comprised of the following:

Loan Category	Ratio

Commercial Lending	11%
Real Estate Lending	88%
Consumer Lending	1%

Loan Approval and Review. First Bank of Henry County’s loan approval provides for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, an officer with a higher lending limit or the Bank’s Loan Committee determines whether to approve the loan request.

Lending Limits. First Bank of Henry County’s legal lending limits are 15% of its unimpaired capital and surplus for unsecured loans and 25% of its unimpaired capital and surplus for loans secured by readily marketable collateral. As of December 31, 2005, First Bank of Henry County’s legal lending limit for unsecured loans was approximately $3,294,000 and its legal lending limit for secured loans was approximately $5,490,000. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

Credit Risks. The principal economic risk associated with each category of the loans that the Bank makes is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. In addition, a commercial borrower’s ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

The well-established banks in Henry County are likely to make proportionately more loans to medium- to large-sized businesses than First Bank of Henry County. Many of the commercial loans that the Bank makes are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Commercial Loans. First Bank of Henry County makes loans to small- to medium-sized businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Risks associated with these loans can be significant and include but are not limited to fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

Real Estate Loans. First Bank of Henry County makes and holds real estate loans, consisting primarily of single-family residential construction loans for one- to four-unit family structures. The Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for these loans is predominantly 80% of the lower of the as-built appraised value or project cost, and is a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Consumer Loans. First Bank of Henry County makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because depreciable assets such as boats, cars and trailers secure many consumer loans, the Bank amortizes these loans over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, fixed monthly obligations are limited to no more than 40% of the borrower’s gross monthly income. The borrower should also be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower’s ability to make future payments as agreed.

Investments

In addition to loans, First Bank of Henry County makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. As of December 31, 2005, investment securities comprised approximately 14% of the Bank’s assets, with net loans comprising approximately 75%. No investment in any of these instruments exceeds applicable limitation imposed by law or regulation.

Deposits

First Bank of Henry County offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank attracts deposits with an aggressive marketing plan, a broad product line and competitive products and services. The primary sources of deposits are Henry County residents, local businesses and their employees and brokered deposits.

Asset and Liability Management

First Bank of Henry County manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of the Bank’s written loan and investment policies. The Bank attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. It charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

Employees

As of December 31, 2005, the Bank had 39 full-time employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, enjoys excellent relations with its employees.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Because we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•                                          acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•                                          acquiring all or substantially all of the assets of any bank; or

•                                          merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we, as well as other banks located within Georgia, may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because our the bank has been chartered for more than three years, this limitation would not limit our ability to sell.

Change in Bank Control.   Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                                          the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•                                          no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities.   A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•                                          banking or managing or controlling banks; and

•                                          any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

•                                          factoring accounts receivable;

•                                          making, acquiring, brokering or servicing loans and related activities;

•                                          leasing personal or real property;

•                                          operating a non-bank depository institution, such as a savings association;

•                                          trust company functions;

•                                          financial and investment advisory activities;

•                                          conducting discount securities brokerage activities;

•                                          underwriting and dealing in government obligations and money market instruments;

•                                          providing specified management consulting and counseling activities;

•                                          performing selected data processing services and support services;

•                                          acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•                                          performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

•                                          lending, trust and other banking activities;

•                                          insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•                                          providing financial, investment or advisory services;

•                                          issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•                                          underwriting, dealing in or making a market in securities;

•                                          other activities that the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•                                          foreign activities permitted outside of the United States if the Federal Reserve Board has determined them to be usual in connection with banking operations abroad;

•                                          merchant banking through securities or insurance affiliates; and

•                                          insurance company portfolio investments.

To qualify to become a financial holding company, any subsidiary bank must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve Board policy, we are expected to act as a source of financial strength and commit resources to support the Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. Accordingly, in connection with the formation of the bank holding company we made a commitment to the Federal Reserve Board not to incur any debt without its approval. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment we give to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, we are primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Department of Banking and Finance regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, our deposits are insured by the FDIC to the maximum extent provided by law. We are also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

Branching.   Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the Department of Banking and Finance. In addition, with prior regulatory approval, we may acquire branches of existing banks located in Georgia. the Bank and any other national or state-chartered bank generally may branch across state lines only if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.   The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories:  (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from

0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and was set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.   Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations will be subject to federal laws applicable to credit transactions, such as the:

•                                          Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                                          Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                                          Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                                          Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•                                          Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                                          Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•                                          rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the bank are subject to the:

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                                          Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC, in the case of the bank.

The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31 2005, our ratio of total capital to risk-weighted assets was 14.37% and our ratio of Tier 1 Capital to risk-weighted assets was 13.36%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 30, 2005, our leverage ratio was 11.80%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of our cash flow, including cash flow to pay dividends to its shareholders, are dividends that we receive from the bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company. These same limitations apply to a bank holding company’s payment of dividends to its shareholders. Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Statutory and regulatory limitations apply to our payment of dividends to our shareholders. If, in the opinion of the federal banking regulator, we were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings

The Department of Banking and Finance also regulates our dividend payments and must approve dividend payments that would exceed 50% of the bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2005, the Bank could pay cash dividends of approximately $1,286,000 to the Company without prior regulatory approval.

In 2005, we declared no cash dividends. We have not declared a cash dividend since our inception and we do not expect to do so in the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•                                          a bank’s loans or extensions of credit to affiliates;

•                                          a bank’s investment in affiliates;

•                                          assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•                                          loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•                                          a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets.

We are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

We are subject to restrictions on extensions of credit to our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Anti-Terrorism and Money Laundering Legislation

We are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. We have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•                                          raising the coverage level for retirement accounts to $250,000;

•                                          indexing deposit insurance coverage levels for inflation beginning in 2012;

•                                          prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•                                          merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•                                          providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and shareholders may lose all or part of their investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With most of our loans concentrated in Henry County, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 88% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•                                          the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•                                          the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•                                          we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•                                          the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•                                          we may enter into new markets where we lack experience; and

•                                          we may introduce new products and services with which we have no prior experience into our business.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the teamwork and increased productivity fostered by our culture, which could harm our business.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and increased productivity. As our organization grows and we are required to implement more complex organization management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Opening new offices may not result in increased assets or revenues for us.

The investment necessary for branch expansion may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board, FDIC and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

As a community bank, we have different lending risks than larger banks.

We provide services to our local community. Our ability to diversify our economic risks is limited by our own local market and economy. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our executive management team, consisting of J. Randall Dixon, our President and Chief Executive Officer, and Thaddeus M. Williams,

our Executive Vice President and Chief Lending Officer. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 29.2% of our fully diluted outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

ITEM 2.                                                     DESCRIPTION OF PROPERTY

First Bank of Henry County’s main office is located at 120 Keys Ferry Street, McDonough, Georgia 30253. The main office is a one-story building of approximately 6,700 square feet and features traditional bank architecture. The Bank’s main office includes a three-lane drive-up facility, an external ATM and adequate parking.

The Bank’s Stockbridge branch sits on 1.11 acres and is located at 4421 N. Henry Boulevard, Stockbridge, Georgia 30281. The branch is a one-story building of approximately 4,200 square feet and features traditional bank architecture. The Bank includes a two-lane drive-up facility, an external ATM and adequate parking.

In 2005, First Bank of Henry County purchased the following property to be used as a branch office of the Bank, to be known as the South Point Branch. This property consists of 1.25 acres and is located at 1375 Highway 20 West, McDonough, Georgia 30253. The building is currently under construction.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are aware of no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are we aware of any material proceedings to be contemplated by any governmental authority; nor do we know of any material proceedings, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                                                   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “FBHC” in the second quarter of 2004. On December 12, 2005, NASDAQ changed the symbol to “FBFS”, in connection with the formation of the bank holding company. The market for our common stock must be characterized as a limited market due to its relatively low trading volume and lack of analyst coverage. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the OTC Bulletin Board. These quotations also reflect inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The trades of our common stock on the OTC Bulletin Board represents the high end of the stock prices. We are aware of privately negotiated sales during this time period for which the high and low sales price of the stock was $11.00 to $13.00.

	High	Low
Fiscal year ended December 31, 2005
First Quarter	17.25	15.25
Second Quarter	17.15	14.45
Third Quarter	16.99	16.50
Fourth Quarter	17.05	15.28
Fiscal year ended December 31, 2004
First Quarter	12.12	12.12
Second Quarter	19.75	9.50
Third Quarter	15.17	11.00
Fourth Quarter	19.00	10.00

The Company had 630 shareholders as of March 15, 2006.

On November 17, 2005, the Company declared a ten-percent stock dividend to shareholders of record as of November 30, 2005 payable to shareholders on January 31, 2006.

The Company did not repurchase any of its stock in 2005.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion of our financial condition at December 31, 2005 and 2004 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this annual report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of allowance for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of us.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 which are made a part of this annual report.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Overview

Our 2005 results were highlighted by the overall asset growth of $45.7 million in the Company’s total assets and by net earnings of $2,544,167. The Company’s capital base will allow for substantial growth in 2006. Our primary market area of Henry County, Georgia continues to grow and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

Financial Condition at December 31, 2005 and 2004

Following is a summary of our balance sheets for the periods indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)

Cash and due from banks	$2,027	$3,098
Federal funds sold	13,765	9,558
Securities available-for-sale	31,125	26,087
Restricted equity securities	1,584	1,406
Loans, net	166,757	132,309
Premises and equipment	4,113	2,737
Other assets	3,110	1,628

	$222,481	$176,823
Total deposits	$174,336	$131,363
Other borrowings	22,000	22,000
Other liabilities	1,362	751
Stockholders’ equity	24,783	22,709
	$222,481	$176,823

As of December 31, 2005, we had total assets of $222.5 million. Our total assets grew by 26% in 2005. Deposit growth of $43 million, consisting of a $17 million increase in brokered deposits and a $26 million increase in local deposits, was used to fund net loan growth of $34 million with the remainder being primarily invested in securities and federal funds sold. Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties. Our loan to available funding ratio has remained steady since December 31, 2004, holding in the 80-90% range. We expect that loan and deposit growth will be significant during the coming year. Stockholders’ equity has increased by $2.1 million due to net income of $2.5 million offset by increased unrealized losses on securities available-for-sale, net of tax, of approximately $466,000.

Securities

Our securities portfolio, consisting of U.S. Government and Agency securities, mortgage-backed securities and state and municipal securities, amounted to $31.1 million at December 31, 2005. Unrealized losses on securities amounted to $717,009 at December 31, 2005. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Loans

We have 88% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgages and construction portfolio consists of loans collateralized by one- to four-family residential properties (5%), construction loans to build one- to four-family residential properties (72%), and nonresidential properties consisting primarily of small business commercial properties (23%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One- to four-family residential properties	80%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	90%

The remaining 12% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are showing some signs of downward pressure as a result of a slowdown in the general economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital, as defined by the State of Georgia.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

At December 31, 2005 we had loan commitments outstanding of $39.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2005, we had arrangements with two commercial banks for short-term advances of $11,200,000.

At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased due to earnings of $2.5 million. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, $1,286,000 could be paid in dividends by the Bank to the Company.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company as of December 31, 2005 are as follows:

	Company	Bank	Regulatory
	Actual	Actual	Requirements

Leverage capital ratio	11.80%	11.79%	5.00%
Risk-based capital ratios:
Core capital	13.37%	13.36%	6.00%
Total capital	14.38%	14.37%	10.00%

These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2005.

Contractual Obligations		Less than	1 to 3	3 to 5	More than
(Dollars in Thousands)	Total	1 year	years	years	5 years

FHLB Advances	$22,000	$5,000	$4,000	$2,000	$11,000
Lease Commitments	210	70	140	0	0
Purchase Obligations	1,214	1,214	0	0	0

	$23,424	$6,284	$4,140	$2,000	$11,000

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2005, we had outstanding commitments to extend credit through open lines of $38.4 million and outstanding standby letters of credit of approximately $996,000.

At December 31, 2005, we had material commitments for capital expenditures for approximately $1,214,000 to construct our South Point branch facility at 1375 Highway 20 West, McDonough, Georgia.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Results of Operations For The Years Ended December 31, 2005 and 2004

The following is a summary of our operations for the periods indicated.

	Years Ended
	2005	2004
	(Dollars in Thousands)

Interest income	$13,340	$7,784

Interest expense	(5,360)	(2,649)

Net interest income	7,980	5,135

Provision for loan losses	(740)	(763)

Other income	541	258

Other expenses	(3,803)	(2,425)

Income before income taxes	3,978	2,205

Income tax expense	(1,434)	(401)

Net income	$2,544	$1,804

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

Our net interest income increased by $2.8 million in 2005 as compared to the same period in 2004. Our net interest margin increased to 4.01% for 2005 as compared to 3.78% in 2004. The increase in net interest margin is due primarily to the increase in volume of interest-earning assets in comparison to 2004. Our cost of funds increased to 3.19% for 2005 as compared to 2.41% in 2004. Average loans were $157 million, average securities were $31.1 million, and average federal funds sold were $9.3 million. Average interest-bearing liabilities were $168 million. The rate earned on average interest-earning assets was 6.71% in 2005 compared to 5.73% in 2004.

Provision for Loan Losses

The provision for loan losses was $739,615 in 2005 as compared to $763,000 in 2004. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers past due and classified loans, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay.

As of December 31, 2005, we had $178,882 in nonperforming loans and assets as compared to $4,270 in 2004. The allowance for loan losses as a percentage of total loans was 1.14% at December 31, 2005 as compared to 1.10% as of December 31, 2004.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $541,263 in 2005 as compared to $257,905 in 2004. In addition to the increase in service charges on deposit accounts due to growth, a gain on repayment of debt of $257,763 accounted for the year-to-date increase in other income.

Non-interest Expense

Other expenses for the year ended December 31, 2005 consists of salaries and employee benefits ($2,064,271), equipment and occupancy expenses ($394,955), and other operating expenses ($1,344,349). Other expenses increased by $1,379,000 for the 2005 as compared to 2004. Salaries and employee benefits have increased overall by $740,000 due to an increase in the number of full time equivalent employees to 39 at December 31, 2005 from 25 at December 31, 2004 and to other annual salary increases. Bonuses paid to executive officers under employment agreements for 2005 and 2004 were $185,850 and $25,000, respectively. Equipment and occupancy expenses have increased overall by $171,000 due to increased depreciation expense for additional equipment needs for employees, board room renovation into offices and other occupancy expenses related to the operations center. The Company has signed an operating lease agreement for approximately $70,000 a year in lease expense to provide space for an operations center. Other operating expenses have increased overall by $468,000 due primarily to our overall growth.

Income Tax

The income tax expense was $1,433,502 for 2005 as compared to $401,541 in 2004. The income tax expense in 2004 was reduced by $398,000 due to the recognition of deferred tax assets previously accorded valuation allowance.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2005, our cumulative one year interest rate-sensitivity gap ratio was 121%. Our targeted ratio is 90% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year but
	Within	but	Within	After
	Three	Within	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Federal funds sold	13,765	—	—	—	13,765
Interest-bearing due from	710	—	80	—	790
Securities	—	—	15,708	15,417	31,125
Loans	132,661	9,383	26,174	547	168,765
	147,136	9,383	41,962	15,964	214,445
Interest-bearing liabilities:
Interest-bearing demand deposits	2,859	—	5,549	—	8,408
Savings	4,993	—	4,993	—	9,986
Certificates, less than $100,000	10,495	19,270	3,676	—	33,441
Certificates, $100,000 and over	16,399	70,273	23,834	—	110,506
Other borrowings	4,000	1,000	6,000	11,000	22,000
	38,746	90,543	44,052	11,000	184,341

Interest rate sensitivity gap	108,390	(81,160)	(2,090)	4,964	30,104

Cumulative interest rate sensitivity gap	108,390	27,230	25,140	30,104

Interest rate sensitivity gap ratio	380%	10%	95%	145%

Cumulative interest rate sensitivity gap ratio	380%	121%	115%	116%

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders’ equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

SHAREHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

	December 31, 2005	December 31, 2004
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$2,071	$1,539
Interest bearing due from	1,825	2,095
Federal funds sold	9,287	8,282
Taxable securities available-for-sale, at cost	28,480	22,466
Tax-free securities available-for-sale, at cost	2,604	952
Unrealized gains on securities available-for-sale	(327)	(190)
Loans (2)	156,621	101,981
Allowance for loan losses	(1,764)	(1,099)
Other assets	5,601	3,624
	$204,398	$139,650

Total interest-earning assets	$198,817	$135,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$11,428	$8,260
Interest-bearing demand and savings	13,180	9,886
Time	129,021	82,690
Total deposits	$153,629	$100,836

Other borrowed funds	25,859	17,219
Other liabilities	1,182	640
Total liabilities	180,670	118,695
Stockholders’ equity	23,728	20,955
	$204,398	$139,650

Total interest-bearing liabilities	$168,060	$109,795

(1)            Average balances were determined using the daily average balances during the year ended December 31, 2005 and December 31, 2004 .

(2)            There were $142,000 of nonaccrual loans included in average loans in 2005 and $101,000 in 2004.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
		Average		Average
	Interest	Yields	Interest	Yields
	(Dollars in Thousands)

INTEREST INCOME:
Interest and fees on loans (1)	$11,750	7.50%	$6,722	6.59%
Interest on taxable securities	1,128	3.96%	889	3.96%
Interest on tax-free securities	108	4.15%	41	4.31%
Interest on federal funds sold	297	3.20%	96	1.16%
Interest on due from banks	57	3.12%	36	1.72%
Total interest income	$13,340	6.71%	$7,784	5.73%

INTEREST EXPENSE:
Interest on interest-bearing demand deposits and savings	$269	2.04%	$123	1.24%
Interest on time deposits	4,312	3.34%	2,111	2.55%
Interest on other borrowed funds	780	3.02%	415	2.41%
Total interest expense	$5,361	3.19%	$2,649	2.41%

NET INTEREST INCOME	$7,979		$5,135

Net interest spread		3.52%		3.32%
Net yield on average interest-earning assets		4.01%		3.78%

(1)            Interest and fees on loans includes $908,578 and $645,241 of loan fee income for the years ended December 31, 2005 and 2004, respectively. There was no interest income recognized on nonaccrual loans during 2005 or 2004.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2005 to 2004
		Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$1,031	$3,997	$5,028
Interest on taxable securities	1	238	239
Interest on tax-free securities	(2)	69	67
Interest on federal funds sold	188	13	201
Interest on interest-bearing deposits in banks	26	(5)	21
Total interest income	1,244	4,312	5,556

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	96	50	146
Interest on time deposits	783	1,418	2,201
Interest on borrowings	122	243	365
Total interest expense	1,001	1,711	2,712

Net interest income	$243	$2,601	$2,844

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)

U.S. Government agencies	$18,006	$13,569
Mortgage-backed securities	9,612	10,308
Municipals	3,507	2,210
Restricted equity securities	1,584	1,405
	$32,709	$27,492

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Restricted equity securities are not included in the table because they have no contractual maturity.

			After one year		After five years
	One year or less		through five years		through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield(1)

U.S. Government and agency securities	$—		$12,665	3.86%	$5,341	4.55%
Mortgage-backed securities	—		1,510	2.94%	3,054	3.92%
Municipals	—		884	3.90%	133	1.89%
	$—		$15,059	3.77%	$8,528	4.28%

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)

U.S. Government and agency securities	$—		$18,006	4.06%
Mortgage-backed securities	5,048	4.16%	9,612	3.89%
Municipals	2,490	4.52%	3,507	4.26%
	$7,538	4.28%	$31,125	4.03%

(1)           The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2005	2004
	(Dollars in Thousands)

Commercial	$18,233	$14,537
Real estate-construction	107,945	74,287
Real estate-mortgage	41,166	43,623
Consumer installment and other	1,600	1,675
	168,944	134,122
Less deferred loan fees	(270)	(342)
Less allowance for loan losses	(1,917)	(1,471)
Net loans	$166,757	$132,309

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Commercial
One year or less	$13,839
After one year through five years	4,127
After five years	267
18,233
Construction
One year or less	106,470
After one year through five years	1,475
After five years	—
107,945
Other
One year or less	21,913
After one year through five years	20,572
After five years	281
42,766

$168,944

The following table summarizes loans at December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$12,668
Floating or adjustable interest rates	14,054
$26,722

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans is as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)

Nonaccrual loans	$179	$4
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	7	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$156,621	$101,981

Balance of allowance for loan losses at beginning of period	1,471	712

Loans charged off
Commercial	(277)	—
Consumer installment and other	(20)	(11)
	(297)	(11)
Loans recovered
Consumer installment and other	3	7

Net charge-offs	(294)	(4)

Additions to the allowance charged to operating expense during period	740	763

Balance of allowance for loan losses at end of period	$1,917	$1,471

Ratio of net loans charged off during the period to average loans outstanding	.19%	.01%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1% of outstanding loans at all times.

As of December 31, 2005, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2005		2004
		Percent of loans in		Percent of loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)

Commercial	$479	11%	$368	11%
Real estate - construction	863	64%	662	55%
Real estate - mortgage	383	24%	294	33%
Consumer installment and other	192	1%	147	1%
	$1,917	100%	$1,471	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$11,428		$8,260
Interest-bearing demand deposits and savings	13,180	2.04%	9,886	1.24%
Time deposits	129,021	3.34%	82,690	2.55%
Total deposits	$153,629		$100,836

(1)            Average balances were determined using the daily average balances during the year ended December 31, 2005 and December 31, 2004.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$16,399
Over three months through six months	20,019
Over six months through twelve months	50,254
Over twelve months	23,834
Total	$110,506

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	2005	2004

Return on assets (1)	1.24%	1.29%
Return on equity (2)	10.72%	8.61%
Dividend payout ratio (3)	n/a	n/a
Equity to assets ratio (4)	11.61%	15.01%

(1)            Net income divided by average total assets.

(2)            Net income divided by average equity.

(3)            Dividends declared per share of common stock divided by net income per share.

(4)           Average common equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors’ report thereon for year ended December 31, 2005 and attached hereto beginning at page F-1.

The following financial statements are attached on page F-1 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

ITEM 8.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.               CONTROLS AND PROCEDURES

At the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the FDIC is timely made known to them. During the period covered by this Report, there were no significant changes in internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

ITEM 8B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 9.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 under the headings “Proposal — Election of Directors — Director Nominees and Continuing Directors,” “Executive Officers,” “Meetings and Committees of the Board” and “Filings Under Section 16(a)” and is incorporated herein by reference.

ITEM 10.               EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The other information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 under the heading “Security Ownership of Certain Beneficial Owners and Management Related Matters” and is incorporated herein by reference.

2000 Stock Incentive Plan Information

The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan was adopted by the Board of Directors on December 10, 2001 and approved by the shareholders on June 20, 2002. On May 19, 2005, the shareholders amended the Plan to increase the number of shares reserved under the Plan from 100,000 to 250,000 and to provide that shares issued pursuant to awards under the Plan would be shares of FirstBank Financial Services, Inc. The Company does not maintain any other equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	138,499	$12.78	111,501

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 under the headings “Certain Relationships and Related Transactions with Management” and is incorporated herein by reference.

ITEM 13.	EXHIBITS
3.1	Articles of Incorporation of FirstBank Financial Services, Inc.
3.2	Bylaws of FirstBank Financial Services, Inc.
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.
10.1*	Employment Agreement by and between First Bank of Henry County and J. Randall Dixon.(1)
10.2*	Addendum to Employment Agreement by and between First Bank of Henry County and J. Randall Dixon. (1)
10.3*	Employment Agreement by and between First Bank of Henry County and Thaddeus M. Williams.(1)
10.4*	Addendum to Employment Agreement by and between First Bank of Henry County and Thaddeus M. Williams. (1)
10.5*	Employment Agreement by and between First Bank of Henry County and Lisa J. Maxwell. (1)
10.6*	Addendum to Employment Agreement by and between First Bank of Henry County and Lisa J. Maxwell.(1)
10.7*	First Bank of Henry County 2000 Stock Incentive Plan. (1)
10.8*	First Amendment to First Bank of Henry County 2000 Stock Incentive Plan. (1)
21.1	Subsidiaries of FirstBank Financial Services, Inc.
24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Compensatory plan or warrant

(1)   Incorporated herein by reference to Exhibits of same number in the Company’s Form 8-K filed January 23, 2006.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 under the heading “Audit and Other Fees Paid to Independent Accountants” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.

By:	/s/ J. Randall Dixon
J. Randall Dixon
President and Chief Executive Officer

Date:	March 16, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints J. Randall Dixon his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Federal Deposit Insurance Corporation, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Dixon
J. Randall Dixon	President, Chief Executive Officer	March 16, 2006

/s/ Larry D. Adams
Larry D. Adams	Director	March 16, 2006

/s/ Wiley A. Brown, Jr.
Wiley A. Brown, Jr.	Director	March 16, 2006

/s/ Don Cagle
Don Cagle	Chairman of the Board	March 16, 2006

/s/ James Troy Chafin, III
James Troy Chafin, III	Director	March 16, 2006

/s/ William Lee Craddock, Jr.
William Lee Craddock, Jr.	Director	March 16, 2006

/s/ Luther Martin Denney, III
Luther Martin Denney, III	Director	March 16, 2006

/s/ Milton Stanley Goggins
Milton Stanley Goggins	Director	March 16, 2006

/s/ Richard Allen Grimes
Richard Allen Grimes	Director	March 16, 2006

/s/ Larry Max Phillips
Larry Max Phillips	Director	March 16, 2006

/s/ Lisa J. Maxwell
Lisa J. Maxwell	Chief Financial Officer	March 16, 2006

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FirstBank Financial Services, Inc.

McDonough, Georgia

We have audited the accompanying consolidated balance sheets of FirstBank Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBank Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

February 17, 2006

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Cash and due from banks	$1,236,443	$1,136,424
Interest-bearing deposits in banks	789,979	1,961,793
Federal funds sold	13,765,000	9,558,000
Securities available for sale, at fair value	31,125,111	26,086,812
Restricted equity securities, at cost	1,584,256	1,405,556

Loans, net of unearned income	168,674,463	133,780,775
Less allowance for loan losses	1,917,216	1,471,333
Loans, net	166,757,247	132,309,442

Premises and equipment	4,112,851	2,736,587
Other assets	3,110,034	1,628,251

Total assets	$222,480,921	$176,822,865

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,994,193	$8,546,778
Interest-bearing	162,341,815	122,816,562
Total deposits	174,336,008	131,363,340
Other borrowings	22,000,000	22,000,000
Other liabilities	1,361,448	751,019
Total liabilities	197,697,456	154,114,359

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,359,753 and 2,145,250 issued and outstanding, respectively	10,726,250	10,726,250
Surplus	11,235,374	11,235,374
Retained earnings	3,298,408	754,241
Accumulated other comprehensive loss	(476,567)	(7,359)
Total stockholders’ equity	24,783,465	22,708,506

Total liabilities and stockholders’ equity	$222,480,921	$176,822,865

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Interest income:
Loans, including fees	$11,749,942	$6,721,974
Taxable securities	1,127,673	888,610
Tax-free securities	108,491	41,047
Deposits in banks	56,857	36,462
Federal funds sold	297,147	95,830
Total interest income	13,340,110	7,783,923

Interest expense:
Deposits	4,580,602	2,234,068
Other borrowings	779,912	414,639
Total interest expense	5,360,514	2,648,707

Net interest income	7,979,596	5,135,216
Provision for loan losses	739,615	763,000
Net interest income after provision for loan losses	7,239,981	4,372,216

Other income:
Service charges on deposit accounts	207,337	172,046
Gain on sales of securities available for sale	—	13,054
Other operating income	333,926	72,805
Total other income	541,263	257,905

Other expenses:
Salaries and employee benefits	2,064,271	1,324,409
Equipment and occupancy expenses	394,955	224,351
Other operating expenses	1,344,349	875,915
Total other expenses	3,803,575	2,424,675

Income before income taxes	3,977,669	2,205,446

Income tax expense	1,433,502	401,541

Net income	$2,544,167	$1,803,905

Basic earnings per share	$1.08	$0.79

Diluted earnings per share	$1.02	$0.78

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Net income	$2,544,167	$1,803,905

Other comprehensive loss:

Unrealized losses on securities available for sale:

Net unrealized holding losses arising during period, net of tax of $239,992 and $4,878, respectively	(465,867)	(9,467)

Reclassification adjustment for gains realized in net income, net of tax of $0 and $4,438, respectively	—	(8,616)
	(465,867)	(18,083)

Unrealized losses on interest rate floor:

Net unrealized holding losses arising during period, net of tax of $1,721 and $0, respectively	(3,341)	—
	(3,341)	—

Other comprehensive loss	(469,208)	(18,083)

Comprehensive income	$2,074,959	$1,785,822

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Par Value	Surplus	Earnings (Deficit)	Income (Loss)	Equity

Balance, December 31, 2003	987,000	$4,935,000	$4,864,999	$(1,049,664)	$10,724	$8,761,059
Net income	—	—	—	1,803,905	—	1,803,905
Issuance of common stock	1,158,250	5,791,250	6,370,375	—	—	12,161,625
Other comprehensive loss	—	—	—	—	(18,083)	(18,083)
Balance, December 31, 2004	2,145,250	10,726,250	11,235,374	754,241	(7,359)	22,708,506
Net income	—	—	—	2,544,167	—	2,544,167
Other comprehensive loss	—	—	—	—	(469,208)	(469,208)
Balance, December 31, 2005	2,145,250	$10,726,250	$11,235,374	$3,298,408	$(476,567)	$24,783,465

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$2,544,167	$1,803,905
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on sales of securities available for sale	—	(13,054)
Loss on disposal of equipment	5,792	9,030
Gain on sale of other real estate owned	(4,691)	(23,965)
Depreciation and amortization	207,764	141,145
Deferred taxes	(145,949)	(623,343)
Provision for loan losses	739,615	763,000
Increase in interest receivable	(662,122)	(459,425)
Increase in interest payable	503,148	302,540
Net other operating activities	(13,555)	148,590

Net cash provided by operating activities	3,174,169	2,048,423

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	1,171,814	(1,685,602)
Purchases of securities available for sale	(11,459,580)	(23,843,186)
Proceeds from sales of securities available for sale	—	1,031,500
Proceeds from maturities of securities available for sale	5,715,422	5,422,214
Purchases of restricted equity securities	(178,700)	(1,015,000)
Net (increase) decrease in federal funds sold	(4,207,000)	1,828,000
Net increase in loans	(35,091,660)	(69,361,640)
Proceeds from sale of other real estate owned	8,627	139,558
Proceeds from sale premises and equipment	39,769	—
Purchase of premises, equipment and software	(1,655,510)	(1,267,465)
Purchase of interest rate floor	(390,000)

Net cash used in investing activities	(46,046,818)	(88,751,621)

FINANCING ACTIVITIES
Net increase in deposits	42,972,668	56,058,375
Net increase in borrowings	—	19,000,000
Net proceeds from sale of common stock	—	12,161,625

Net cash provided by financing activities	42,972,668	87,220,000

Net increase in cash and due from banks	100,019	516,802

Cash and due from banks at beginning of year	1,136,424	619,622

Cash and due from banks at end of year	$1,236,443	$1,136,424

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,857,366	$2,346,167

Income taxes	$1,496,323	$856,000

Financed sales of other real estate owned	$95,760	$189,738

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, First Bank of Henry County (the “Bank”). The Bank is located in McDonough, Henry County, Georgia with a branch in Stockbridge, Georgia. The Bank provides a full range of banking services in its primary market areas of Henry County and surrounding counties.

The shareholders of the Bank approved an Agreement and Plan of Share Exchange on June 30, 2004, and the holding company formation became effective on February 1, 2005. Pursuant to the Plan, each share of Bank common stock was exchanged on a one-for-one basis for shares of Company common stock.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred taxes, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits and other borrowings are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $265,000 and $64,000 at December 31, 2005 and 2004, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities without a readily determinable fair value are recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the outstanding principal balance.

Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Premises and equipment, including software costs, are carried at cost less accumulated depreciation and amortization computed principally on the straight-line method over the following estimated useful lives of the assets:  Buildings, 40 years; equipment, 3-7 years; leasehold improvements and software, 3 years.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The Company had no other real estate owned at December 31, 2005 and 2004.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares outstanding and potential common shares. Potential common shares consist of stock options and warrants.

Stock-Based Compensation

At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2005	2004

Net income, as reported	$2,544,167	$1,803,905
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $47,769 and $0, respectively	(423,642)	(259,084)
Pro forma net income	$2,120,525	$1,544,821
Earnings per share:
Basic - as reported	$1.08	$0.79
Basic - pro forma	$.90	$0.68
Diluted - as reported	$1.02	$0.78
Diluted - pro forma	$.85	$0.67

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of SFAS 123(R) will require the Company to record approximately $50,000 of stock compensation expense in the year ended December 31, 2006 related to employee options issued and outstanding at December 31, 2005. The impact of this Statement on the Company in fiscal 2007 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in earnings of the period of the change.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

NOTE 2.                                                 SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005:
U.S. Government and agency securities	$18,342,527	$366	(336,648)	$18,006,245
Mortgage-backed securities	10,010,592	—	(398,631)	9,611,961
Municipal securities	3,489,001	42,428	(24,524)	3,506,905
	$31,842,120	$42,794	$(759,803)	$31,125,111
December 31, 2004:
U.S. Government and agency securities	$13,513,646	$63,572	$(8,662)	$13,568,556
Mortgage-backed securities	10,434,004	15,626	(141,076)	10,308,554
Municipal securities	2,150,313	59,670	(281)	2,209,702
	$26,097,963	$138,868	$(150,019)	$26,086,812

Securities with a carrying value of $26,353,000 and $20,126,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2005, unrealized losses represented 2.39% of the amortized cost. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The following tables show the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$13,858,570	$(255,799)	$3,653,175	$(80,849)	$17,511,745	$(336,648)
State and municipal securities	1,530,550	(23,848)	133,622	(676)	1,664,172	(24,524)
Mortgage-backed securities	2,263,573	(55,939)	7,348,388	(342,692)	9,611,961	(398,631)
Total temporarily impaired securities	$17,652,693	$(335,586)	$11,135,185	$(424,217)	$28,787,878	$(759,803)

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$3,227,734	$(8,662)	$—	$—	$3,227,734	$(8,662)
State and municipal securities	137,684	(281)	—	—	137,684	(281)
Mortgage-backed securities	8,134,264	(127,144)	1,229,279	(13,932)	9,363,543	(141,076)
Total temporarily impaired securities	$11,499,682	$(136,087)	$1,229,279	$(13,932)	$12,728,961	$(150,019)

The amortized cost and fair value of debt securities as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due from one to five years	$13,803,439	$13,548,443
Due from five to ten years	5,567,568	5,475,072
Due from greater than ten years	2,460,521	2,489,635
Mortgage-backed securities	10,010,592	9,611,961
	$31,842,120	$31,125,111

Gains and losses on sales of securities available for sale consist of the following:

Years Ended December 31,

	2005	2004

Gross gains	$—	$13,054
Gross losses	—	—
Net realized gains	$—	$13,054

NOTE 3.                                                 LOANS

The composition of loans is summarized as follows:

	December 31,
	2005	2004

Commercial	$18,233,000	$14,537,000
Real estate – construction	107,945,000	74,287,000
Real estate – other	41,166,000	43,623,000
Consumer	1,600,526	1,675,719
	168,944,526	134,122,719
Unearned income	(270,063)	(341,944)
Allowance for loan losses	(1,917,216)	(1,471,333)
Loans, net	$166,757,247	$132,309,442

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004

Balance, beginning of year	$1,471,333	$712,380
Provision for loan losses	739,615	763,000
Loans charged off	(296,299)	(11,067)
Recoveries of loans previously charged off	2,567	7,020
Balance, end of year	$1,917,216	$1,471,333

The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $178,882 and $4,270 at December 31, 2005 and 2004, respectively. There were no impaired loans that had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2005 and 2004. The average recorded investment in impaired loans for 2005 and 2004 was $142,161 and $100,859, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2005 and 2004. Total loans past due ninety days or more and still accruing interest was $1,522 and $0 at December 31, 2005 and 2004, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

Balance, beginning of year	$2,590,968
Changes in related parties	74,037
Advances	3,507,867
Repayments	(3,935,739)
Balance, end of year	$2,237,133

NOTE 4.                                                 PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2005	2004

Land	$1,479,006	$1,479,006
Buildings	952,378	952,378
Construction in progress (estimated costs to complete $1,214,000)	1,094,303	32,515
Leasehold improvements	166,977	—
Equipment	910,589	609,545
	4,603,253	3,073,444
Accumulated depreciation	(490,402)	(336,857)
	$4,112,851	$2,736,587

The Company signed an operating lease agreement for approximately $70,000 a year in lease expense to provide space for its operations center. The initial term of the lease is three years with two renewal options, each being for one year. Lease expense for the years ended December 31, 2005 and 2004 was $40,331 and $0, respectively.

Software costs of $127,036 and $95,308, net of accumulated amortization of $38,660 and $32,853, are included in other assets as of December 31, 2005 and 2004, respectively.

NOTE 5.                                                 DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $110,506,059 and $85,074,999, respectively. Total brokered time deposits at December 31, 2005 and 2004 were $79,873,000 and $62,876,000, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$116,437,093
2007	22,183,148
2008	4,436,602
2009	321,995
2010	586,196
$143,965,034

Overdraft demand deposits reclassified to loans totaled $2,961 and $4,655 at December 31, 2005 and 2004, respectively.

NOTE 6.                                                 OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2005	2004

Adjustable rate credit advances from Federal Home Loan Bank, with a weighted average rate of 2.32% at December 31, 2004.	$—	$6,000,000

Fixed rate credit advances from Federal Home Loan Bank, with a weighted average rate of 2.71% at December 31, 2005.	9,000,000	7,000,000

Convertible rate credit advances from Federal Home Loan Bank, with a weighted average rate 3.90% at December 31, 2005.	13,000,000	9,000,000
	$22,000,000	$22,000,0000

The contractual maturities of other borrowings as of December 31, 2005 are as follows:

2006	$5,000,000
2007	4,000,000
2010	2,000,000
2012	6,000,000
2014	3,000,000
2015	2,000,000
$22,000,000

All Federal Home Loan Bank advances are secured by loans with a carrying value of $7,854,183, and securities with a carrying value of $23,165,366 at December 31, 2005.

During 2005 the Company prepaid a certain Federal Home Loan Bank borrowing and recognized a gain of $257,767 on the prepayment.

NOTE 7.                                                 EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Options

The Company adopted a stock option plan during 2005 which grants key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 250,000 options to purchase common stock of the Company. As of December 31, 2005, 138,499 options under the plan have been granted.

Other pertinent information related to the options is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Options outstanding, beginning of year	68,750	$9.09	68,750	$9.09
Granted	69,749	16.42	—	—
Exercised	—	—	—	—
Options outstanding, end of year	138,499	$12.78	68,750	$9.09

Exercisable, end of year	97,352	$12.76	25,667	$9.09

Weighted-average fair value of options granted during the year		$3.75		$—

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$9.09	68,750	5.62 years	$9.09	48,584	$9.09
16.42	69,749	10 years	16.42	48,768	16.42
	138,499	7.83 years	12.78	97,352	12.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2005

Dividend yield	0.00%
Expected life	10 years
Expected volatility	18.35%
Risk-free interest rate	4.53%

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Company’s organizers, the Company granted each organizer an opportunity to purchase a number of shares of the Company’s common stock. The warrants vest over a three year period from the date the Company commenced operations and are exercisable in whole or in part during the ten year period following the commencement date, at an exercise price equal to $9.09 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. At December 31, 2005, there were 218,680 warrants outstanding.

Other pertinent information related to the warrants is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Warrants outstanding, beginning of year	218,680	$9.09	218,680	$9.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Warrants outstanding, end of year	218,680	9.09	218,680	9.09

Exercisable, end of year	218,680	9.09	145,785	9.09

Weighted-average remaining contractual life		6.07 years		7.07 years

401(k) Profit Sharing Plan

The Company has a 401(K) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $43,124 and $0 for the years ended December 31, 2005 or 2004, respectively.

NOTE 8.                                                 INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2005	2004

Current	$1,579,451	$1,024,884
Deferred	(145,949)	(224,450)
Change in valuation allowance	—	(398,893)
Income tax expense	$1,433,502	$401,541

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2005	2004

Tax provision at statutory federal rate	$1,352,407	$749,840
State income taxes	112,668	63,165
Change in valuation allowance	—	(398,893)
Other items, net	(31,573)	(12,571)
Income tax expense	$1,433,502	$401,541

The components of deferred income taxes are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Loan loss reserves	$551,174	$353,064
Preopening expenses	51,423	72,317
Unearned loan fees	101,911	129,035
Securities available for sale	243,783	3,791
Interest rate derivatives	1,721	—
	950,012	558,207
Deferred tax liabilities:
Depreciation	92,935	88,792
	92,935	88,792

Net deferred tax assets	$857,077	$469,415

NOTE 9.                                                 EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share:

	Years Ended December 31,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	2,359,753	2,282,882

Net income	$2,544,167	$1,803,905

Basic earnings per share	$1.08	$.79

Diluted Earnings Per Share:
Weighted average common shares outstanding	2,359,753	2,282,882
Net effect of the assumed exercise of stock options and warrants based on the treasury stock using average market prices for the year	126,150	23,284
Total weighted average common shares and common stock equivalents outstanding	2,485,903	2,306,166

Net income	$2,544,167	1,803,905

Diluted earnings per share	$1.02	$.78

NOTE 10.                                          COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2005	2004

Commitments to extend credit	$38,446,388	$30,790,053
Standby letters of credit	996,206	836,479
	$39,442,594	$31,626,532

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain assets and liabilities so that certain movements in interest rates do not, on a material basis, adversely affect the net interest margin. The Company views this strategy as prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates. As a matter of policy, the Company does not use speculative derivative instruments for interest rate risk management

By using derivative instruments, the Company is potentially exposed to credit and market risk. If the counter-party fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

The Company’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of the Company’s asset/liability management and treasury functions. The Company’s asset/liability management committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

All of the Company’s derivative financial instruments are classified as highly effective cash flow hedges. For the year ended December 31, 2005, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Interest rate derivative instruments that are used as part of the Company’s interest rate risk-management strategy consist of S&P call options and FHLB derivative contracts related to the issuance of certain certificates of deposit to customers. The Company offers to its customers a deposit product called Index Powered Certificates of Deposit (IPCD) with the IPCD’s payoff at maturity consisting of an S&P call option and the deposited principal. The Company pays a quarterly interest charge to the FHLB in return for a guarantee that the FHLB will give the Company the cash equivalent of 90% of the average growth of the last twelve quarters of the growth in the S&P 500 Index over the term of the IPCD (“FHLB Derivative Contract”). The Company remits this cash equivalent and the original deposited principal to the customer upon maturity of the IPCD.

Information pertaining to outstanding interest rate derivatives used to hedge variable-rate deposits is as follows:

	December 31,
	2005	2004
Notional amount	$250,197	$275,397
Weighted average maturity in years	2.64 years	3.75 years

Fair value of S&P call options included in other liabilities	$68,807	$63,225

Fair value of FHLB derivative contracts included as a reduction of deposit liabilities	$17,629	$27,658

The Company recognized net expense for the year ended December 31, 2005 as a result of these interest rate derivatives in the amount of $15,226, of which $8,252 is included in interest expense and $6,974 is included in other operating expenses as compared to a net expense of $9,048, of which $7,456 is included in interest expense and $1,592 is included in other operating expenses for the year ended December 31, 2004.

Another component of the Company’s interest rate risk management strategy is the implementation of an interest rate floor with a $40 million notional amount and a 7.50% strike. This instrument is being used as a hedge for the Company’s prime-based loan portfolio.

Information pertaining to the interest rate floor is as follows:

	December 31,
	2005	2004
Notional amount	$40,000,000	$—
Weighted average maturity in years	2.42 years	—

Fair value of the floor option value included in other assets	$374,000	$—

The Company recognized a net expense for the year ended December 31, 2005 as a result of the interest rate floor in the amount of $10,937 which is included as a reduction of loan interest income.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Employment Agreements

In 2004, the Company entered into employment agreements with certain officers of the Company with initial terms ranging from three to four years requiring annual salaries totaling $645,500. The agreements are automatically extended for an additional twelve months on the initial term date and each anniversary date thereafter unless proper notification is given. The officers are entitled to receive annual salary increases, and are eligible to receive discretionary bonuses and stock option incentives as may be determined by the Company’s Board of Directors. The total annual salaries under these agreements for 2005 was $677,775 and bonuses paid under the employment agreements for 2005 and 2004 were $185,850 and $25,000, respectively.

NOTE 11.                                          CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential and consumer loans to customers in Henry County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

88% of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5,490,000.

NOTE 12.                                          REGULATORY MATTERS

The Company is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $1,286,000 was available for dividend declaration.

The Company and Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. Management believes, as of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2005:
Total Capital to Risk Weighted Assets
Consolidated	$27,177	14.38%	$15,119	8%	$	N/A	N/A
First Bank of Henry County	$27,156	14.37%	$15,118	8%		$18,898	10%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$25,260	13.37%	$7,559	4%	$	N/A	N/A
First Bank of Henry County	$25,239	13.36%	$7,557	4%		$11,335	6%
Tier 1 Capital to Average Assets
Consolidated	$25,260	11.80%	$8,563	4%	$	N/A	N/A
First Bank of Henry County	$25,239	11.79%	$8,563	4%		$10,704	5%

As of December 31, 2004: (Bank only)
Total Capital to Risk Weighted Assets	$24,187	16.52%	$11,713	8%		$14,641	10%
Tier 1 Capital to Risk Weighted Assets	$22,716	15.52%	$5,855	4%		$8,782	6%
Tier 1 Capital to Average Assets	$22,716	13.96%	$6,509	4%		$8,136	5%

NOTE 13.                                          FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:  The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair values.

Securities:  Fair values for securities are based on available quoted market prices. The carrying values of restricted equity securities with no readily determinable fair value approximate fair values.

Loans:  The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits:  The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Other Borrowings:  The carrying amount of adjustable and convertible rate borrowings approximates fair value. The fair value of fixed-rate borrowings is estimated based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities.

Accrued Interest:  The carrying amount of accrued interest approximates fair value.

Interest Rate Derivatives:  The fair value of interest rate derivatives is based on quoted market prices.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$15,791,422	15,791,422	$12,656,217	$12,656,217
Securities available for sale	31,125,111	31,125,111	26,086,812	26,086,812
Restricted equity securities	1,584,256	1,584,256	1,405,556	1,405,556
Loans	166,757,247	168,022,475	132,309,442	130,855,124
Accrued interest receivable	1,483,007	1,483,007	820,885	820,885
Interest rate derivatives	374,000	374,000	—	—

Financial liabilities:
Deposits	174,336,008	173,695,813	131,363,340	131,046,810
Other borrowings	22,000,000	21,724,281	22,000,000	21,805,012
Accrued interest payable	1,137,550	1,137,550	634,402	634,402
Interest rate derivatives	51,178	51,178	35,567	35,567

NOTE 14.                                          SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2005	2004
Other operating income:
Gain on prepayment of debt	$257,767	$—

Other operating expenses:
Audit and accounting fees	147,781	64,591
Data processing expense	132,270	145,651

NOTE 15.                                          PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of income, and cash flows of FirstBank Financial Services, Inc. as of and for the year ended December 31, 2005.

CONDENSED BALANCE SHEET

2005
Assets
Cash	$2,515
Investment in subsidiary	24,763,031
Other assets	17,919
Total assets	$24,783,465

Stockholders’ Equity
Total stockholders’ equity	$24,783,465

CONDENSED STATEMENT OF INCOME

2005
Income
Dividends from subsidiary	$50,000
Total income	50,000

Expenses
Expenses, other	47,485
Total expenses	47,485
Income before income tax benefits and equity in undistributed income of subsidiary	2,515
Income tax benefits	17,919
Income before equity in undistributed income of subsidiary	20,434
Equity in undistributed income of subsidiary	2,342,079
Net income	$2,362,513

Earnings of the Bank prior to the acquisition by the Company amounted to $181,654 and are included in the consolidated statement of income.

CONDENSED STATEMENT OF CASH FLOWS

2005
OPERATING ACTIVITIES
Net income	$2,362,513
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(2,342,079)
Other operating activities	(17,919)

Net cash provided by operating activities	2,515

Net increase in cash	2,515
Cash at beginning of year	—
Cash at end of year	$2,515

NOTE 16.                                          STOCK DIVIDEND

On November 17,    2005, the Company declared a ten percent stock dividend payable to shareholders of record on November 30, 2005 to be distributed on January 31, 2006. Earnings per common share for the year ended December 31, 2004 and all stock option and warrant information has been retroactively adjusted for the dividend as if it occurred on January 1, 2004.