Form 10QSB
period 2006-03-31
FirstBank Financial Services, Inc.
filed 2006-05-15
CIK 1316410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:   000-51147

FirstBank Financial Services, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	20-2198785
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2006:    2,359,753 shares, $5.00 par value per share.

Transitional Small Business Disclosure Format              Yes  ☐        No  ☒

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$2,766,426	$1,236,443
Interest-bearing deposits in banks	1,748,364	789,979
Federal funds sold	33,929,000	13,765,000
Securities available-for-sale, at fair value	34,124,927	31,125,111
Restricted equity securities, at cost	1,810,556	1,584,256

Loans, net of unearned income	169,321,890	168,674,463
Less allowance for loan losses	1,957,813	1,917,216
Loans, net	167,364,077	166,757,247

Premises and equipment	4,559,032	4,112,851
Other assets	3,287,847	3,110,034
Total assets	$249,590,229	$222,480,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$19,946,740	$11,994,193
Interest-bearing	179,631,449	162,341,815
Total deposits	199,578,189	174,336,008
Federal Home Loan Bank borrowings	23,000,000	22,000,000
Other liabilities	1,605,194	1,361,448
Total liabilities	224,183,383	197,697,456

Stockholders’ equity:
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5.00 per share, 10,000,000 shares authorized; 2,359,753 and 2,145,250 shares issued and outstanding, respectively	11,798,765	10,726,250
Surplus	13,751,667	11,235,374
Retained earnings	419,888	3,298,408
Accumulated other comprehensive loss	(563,474)	(476,567)
Total stockholders’ equity	25,406,846	24,783,465
Total liabilities and stockholders’ equity	$249,590,229	$222,480,921

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
Interest and dividend income:
Loans, including fees	$3,553,984	$2,404,081
Taxable securities	328,545	259,074
Tax-free securities	26,026	22,795
Federal funds sold	134,458	50,218
Deposits in banks	21,653	14,582
Total interest and dividend income	4,064,666	2,750,750

Interest expense:
Deposits	1,605,002	868,951
Federal Home Loan Bank borrowings	212,613	156,696
Total interest expense	1,817,615	1,025,647

Net interest income	2,247,051	1,725,103
Provision for loan losses	45,000	159,615

Net interest income after provision for loan losses	2,202,051	1,565,488

Noninterest income:
Service charges on deposit accounts	53,451	45,801
Gain on sale of assets	1,425	—
Other operating	18,712	20,563
Total noninterest income	73,588	66,364

Noninterest expense:
Salaries and employee benefits	671,874	455,425
Equipment and occupancy	157,358	59,547
Other operating	416,188	264,493
Total noninterest expense	1,245,420	779,465

Income before provision for income taxes	1,030,219	852,387

Provision for income taxes	377,658	311,334
Net income	$652,561	$541,053

Income per share:
Basic	$0.28	$0.23
Diluted	$0.26	$0.23
Cash dividends per share:	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC

AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2006

Net income	$652,561	$541,053

Other comprehensive loss:

Unrealized losses on securities available for sale:

Net unrealized losses arising during period, net of tax	(61,105)	(367,475)
	(61,105)	(367,475)

Unrealized losses on interest rate floor:

Net unrealized losses arising during period, net of tax	(25,802)	—
	(25,802)	—

Other comprehensive loss	(86,907)	(367,475)

Comprehensive income	$565,654	$173,578

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
Cash flow from operating activities:
Net income	$652,561	$541,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,679	37,824
Deferred taxes	—	—
Stock compensation expense	58,089
Provision for loan losses	45,000	159,615
Gain on sale of assets	(1,425)	—
Increase in accrued interest receivable	(41,107)	(258,865)
Decrease in accrued interest payable	(101,243)	(12,263)
Net other operating activities	257,888	242,239

Net cash flow provided by operating activities	948,442	709,603

Cash flow from investing activities:
Net increase in loans	(651,830)	(13,734,002)
Net (increase) decrease in interest bearing deposits in banks	(958,385)	174,449
Net (increase) decrease in federal funds sold	(20,164,000)	703,000
Purchases of restricted equity securities	(226,300)	(313,700)
Purchases of investment securities available-for-sale	(4,496,730)	(3,898,056)
Proceeds from maturities of securities available-for-sale	1,352,098	—
Proceeds from sales of securities available-for-sale	—	2,438,247
Proceeds from sale of assets	1,425	—
Purchases of premises, equipment and software	(516,556)	(75,595)

Net cash flow used by investing activities	(25,660,278)	(14,705,657)

Cash flow from financing activities:
Net increase in deposits	25,242,181	12,238,423
Net increase in other borrowings	1,000,000	3,000,000
Purchase of fractional shares	(362)	—

Net cash flow provided by financing activities	26,241,819	15,238,423

Net increase in cash and due from banks	1,529,983	1,242,369
Cash and due from banks at beginning of period	1,236,443	1,136,424
Cash and due from banks at end of period	$2,766,426	$2,378,793

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$(86,907)	$(367,475)

Supplemental disclosures of cash flow information -
Cash paid for:
Interest	$1,918,858	$1,037,910
Income taxes	$89,035	$18,523

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, First Bank of Henry County (the “Bank”). The Bank is located in McDonough, Henry County, Georgia with a branch in Stockbridge.

The shareholders of the Bank approved an Agreement and Plan of Share Exchange on June 30, 2004, and the holding company information became effective February 1, 2005.  Pursuant to the Plan, each share of the Bank common stock was exchanged on a one-for-one basis for shares of Company common stock.

The accompanying consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Company’s financial position and results for the interim period ended March 31, 2006.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.     Stock Compensation Plans

At March 31, 2006, the Company had two stock-based employee compensation plans.  The Company accounts for these plans in accordance with FASB statement No. 123 (revised 2004), “Share-Based Payments”, SFAS 123(R).  SFAS 123(R) applied to all companies as of the beginning of the first interim period that began after December 15, 2005. Accordingly, the stock-based employee compensation cost reflected in net income for the period ending March 31, 2006 is $58,089.  The Company has elected the modified prospective transition method as allowed by SFAS 123(R).  The Company uses the Black-Scholes option pricing model to calculate its stock based compensation costs.

2.     Stock Compensation Plans

In applying this model, the fair value of the option grants has been calculated based upon the following range of assumptions:

Dividend Yield	0.00%
Expected Life	5-10 years
Expected Volatility	18.35% - 23.67%
Risk Free Weight	4.53%

The Company uses a peer group average of stock prices to compute the expected volatility of its stock.   The risk free rate assumption is based upon the yield of a treasury security whose maturity period equals the option period.  The dividend yield assumption is based upon that of the Company.

The following tables summarize stock option activity for the periods ending March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

Balance, beginning of period	138,499	$12.78	68,750	$9.09
Granted	28,462	16.60	69,749	16.42
Exercised	—	—
Forfeited/Expired	—	—
Balance, end of period	166,961	$13.43	138,499	$12.78

Exercisable, end of period	105,998	$14.81	97,352	$12.76

Weighted-average fair value of options granted during the period		$5.47		$6.87

2.     Stock Compensation Plans

Information pertaining to options outstanding at March 31, 2006 is as follows:

	Options Outstanding
		Weighted-
		Average		Options Exercisable
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$ 9.09	68,750	5.62 years	$9.09	48,584	$9.09
16.42	69,749	10 years	16.42	48,768	16.42
16.50 - 17.25	28,462	10 years	16.60	8,646	16.91
	166,961	8.20 years	13.43	105,998	14.81

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding
		Weighted-
		Average		Options Exercisable
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$ 9.09	68,750	5.62 years	$9.09	48,584	$9.09
16.42	69,749	10 years	16.42	48,768	16.42
	138,499	7.83 years	12.78	97,352	12.76

At March 31, 2006, there was $289,718 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.6 years.  Shares available for future stock option grants to employees under existing plans was 83,039 at March 31, 2006.  At March 31, 2006, the aggregate intrinsic value of options and warrants outstanding was $2,614,700, and the aggregate intrinsic value of options and warrants exercisable was $2,365,000.  Total intrinsic value of options and warrants exercised was $-0- for the three months ended March 31, 2006.

The Company has also issued stock warrants to the Company’s organizers in an effort to compensate them for their efforts and financial risks undertaken.  These warrants were fully vested as of December 31, 2005 and are exercisable in whole or in part during the ten year period begin with the date the Company began operations.   This plan is more fully described in the Company’s annual report dated December 31, 2005.

2.     Stock Compensation Plans

Other information related to the warrants is as follows:

	March 31, 2006		December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

Warrants outstanding, beginning of period	218,680	$9.09	218,680	$9.09
Granted	—		—
Exercised	—		—
Forfeited	—		—
Warrants outstanding, end of period	218,680	$9.09	218,680	$9.09

Exercisable, end of period	218,680	$9.09	218,680	$9.09

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

	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753

Net income	$652,561	$541,053

Basic earnings per share	$0.28	$0.23

Diluted earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	126,500	26,131
Total weighted average common shares and common stock equivalents outstanding	2,486,253	2,385,884

Net income	$652,561	$541,053

Diluted earnings per share	$0.26	$0.23

4.     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first fiscal year beginning after June 15, 2005.  Accordingly, during the quarter ended March 31, 2006, the Company recognized $58,089 in expense associated with vesting stock options.

In May 2005, the FASB issued Statement No. 154, (SFAS No. 154) Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in an accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

4.     Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

5.     Stock Dividend

On November 17, 2005, the Company declared a ten percent stock dividend payable to shareholders of record on November 30, 2005 to be distributed on January 31, 2006.  Earnings per common share for the period ended March 31, 2006 and all stock option and warrant information has been retroactively adjusted for the dividends as if it occurred on January 1, 2005.

6.     Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest volatility.  One interest rate derivative is used to hedge variable-rate deposits.  This instrument is reflected in other liabilities at March 31, 2006 at a fair value of $73,058.  The Company has another derivative, an interest rate floor, with a notional value of $40 million and a 7.50% strike.  The fair value of this instrument at March 31, 2006 is $304,000 and is reflected in other assets.  The instruments are more fully described in the Company’s annual report dated December 31, 2005.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statement of FirstBank Financial Services, Inc.  Our significant accounting policies are described in the footnotes to the financial statements for FirstBank Financial Services, Inc. at December 31, 2005 as filed in our annual report on Form 10-KSB, which was filed with the Securities and Exchange Commission.

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

A provision for loan losses was made during the first quarter of 2006 of $45,000 as compared to $159,615 in the first quarter of 2005 resulting in a decrease of $114,615 on a comparative basis.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.16% at March 31, 2006 as compared to 1.14% at December 31, 2005.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	March 31
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$119	$12
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	25	100
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Three Months Ended March 31
	2006	2005
	(Dollars in Thousands )

Average amount of loans outstanding	$171,120	$140,207
Balance of allowance for loan losses at beginning of period	$1,917	$1,471
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(5)	(4)
	(5)	(4)
Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	1	—
	1	—
Net charge-offs	(4)	(4)
Additions to allowance charged to operating expense during period	45	160
Balance of allowance for loan losses at end of period	$1,958	$1,627
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At March 31, 2006 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at March 31, 2006 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At March 31, 2006, the Company had unused available federal fund lines of $11,200,000 and unused Federal Home Loan Bank borrowing capacity of approximately $21,490,000.

The consolidated financial statements, as of March 31, 2006, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $38,443,790 as of March 31, 2006 as compared to $15,791,422 as of December 31, 2005.  Total cash and due from banks amounted to $2,766,426 representing 1.11% of total assets.

As our loan demand has continued to increase, we have relied upon the use of brokered deposits as a funding source.  Total brokered deposits amounted to $79.7 million as of March 31, 2006, which is a $126,000 decrease since December 31, 2005.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the three-month period ended March 31, 2006, total deposits increased from $174.3 million at December 31, 2005 to $199.6 million at March 31, 2006.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The table below illustrates the Company’s and the Bank’s regulatory capital ratios at March 31, 2006.

	Company	Bank	Minimum Regulatory Requirement

Leverage capital ratios	11.42%	11.41%	4.00%
Risk-based capital ratios:
Tier I capital	13.33%	13.32%	4.00%
Total capital	14.33%	14.32%	8.00%

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

A summary of our commitments is as follows:

March 31 2006

Commitments to extend credit	$41,233,000
Letters of credit	726,000
$41,959,000

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

Financial Condition

Our total assets grew by 12.19% for the first three months of 2006.  Deposit growth of approximately $25.2 million and additional FHLB borrowings of $1.0 million were used to fund net loan growth of approximately $.7 million with the remainder being primarily invested in securities or maintained in cash and due from banks and federal funds sold.  The increase in deposits included approximately $12 million from one customer relationship.  A majority of the deposits were withdrawn from the bank shortly after quarter end.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties even though there appears to be minimum overall net growth for the quarter.  Several large loans paid off during the quarter which contributed to our minimal net loan growth.  Our loan to available funds ratio, adjusting for the $12 million deposit relationship discussed above, has remained steady since December 31, 2005, holding in the 80-87% range.

Stockholders’ equity has increased by $623,381 due to net income of $652,561 less unrealized losses on securities available-for-sale, net of tax, of $61,105, less unrealized losses on derivatives, net or tax, of $25,802, less cash paid for partial shares owned in payout of the 10% stock dividend of $362 and including recognition of share based payments transactions as required by SFAS 123(R) of approximately $58,089.  We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

The Company opened its Stockbridge branch in January 2006 and is currently branching into another location in Henry County.  The Company has contractual obligations for approximately $758,000 of additional construction costs in this additional branch.

Results of Operations For The Three Months Ended March 31, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)

Interest income	$4,065	$2,751
Interest expense	(1,818)	(1,026)
Net interest income	2,247	1,725
Provision for loan losses	(45)	(160)
Other income	74	66
Other expense	(1,245)	(779)
Pretax income	1,031	852
Income tax expense	(378)	(311)
Net income	$653	$541

Net Interest Income

Our net interest income increased approximately $522,000 for the first quarter of 2006 as compared to the same period in 2005.  Our net interest margin increased to 4.10% during the first three months of 2006 as compared to 3.88% for the first three months of 2005. The increase in net interest margin is due to the increase in volume of interest-earning assets and the increase in yields in our floating rate assets.   Our cost of funds increased to 3.86% for the first three months of 2006 as compared to 2.86% for the first three months of 2005.

Noninterest Income

Noninterest income increased approximately $7,000 for the first quarter of 2006 as compared to the same period in 2005.  The increase in the first quarter of 2006 consists of $8,000 increase in service charges on deposit accounts due to bank growth, a $1,000 increase in gain on sale of assets, and a $2,000 decrease in other income.  The decrease in other income was due to approximately $4,500 for the Discover/Pulse reorganization that was received in March 2005.

Noninterest Expenses

Noninterest expenses increased approximately $466,000 for the first quarter of 2006. This increase consists of an increase of $217,000 in salaries and employee benefits, $98,000 in equipment and occupancy, and $151,000 in other operating expenses.   The increase in salaries and employee benefits represents normal increases in salaries, an increase in the number of full time equivalent employees and the expense of stock options of $58,089 as required by SFAS 123(R).  Equipment and occupancy expenses have increased due to the need for additional equipment for employees and for the new branch and the operations center.  The increases in other operating expenses are due primarily to our overall growth. In 2005, the company signed an operating lease agreement for approximately $70,000 a year in lease expense to provide space for an operations center.

Income Taxes

We have recorded a provision for income taxes of $377,658 for the three months ended March 31, 2006 as compared to $311,334 for the same period in 2005. The increase in income tax expense is directly related to the increase in income before taxes of $177,832 for the three months ended March 31, 2006 as compared to the same period in 2005.  The effective tax rate for 2006 and 2005 was 36.7% and 36.5%, respectively.

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

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

May 12, 2006	/s/ J. Randall Dixon
Date	J. Randall Dixon, President and C.E.O.
(Principal Executive Officer)

May 12, 2006	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)