Form 10QSB
period 2006-06-30
FirstBank Financial Services, Inc.
filed 2006-08-11
CIK 1316410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                            June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes         ☐              No         ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2006:    2,359,753 shares, $5.00 par value per share.

Transitional Small Business Disclosure Format                              Yes       ☐              No      ☒

FIRSTBANK FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheet (unaudited) as of June 30, 2006

Consolidated Statements of Income (unaudited) for the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005

Consolidated Statements of Comprehensive Income (unaudited) for the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

SIGNATURES

CERTIFICATION

SECTION 906 CERTIFICATION

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(Unaudited)

Assets

Cash and due from banks	$2,934,622
Interest-bearing deposits in banks	423,080
Federal funds sold	17,121,000
Securities available-for-sale, at fair value	35,241,706
Restricted equity securities, at cost	1,765,556

Loans, net of unearned income	187,132,918
Less allowance for loan losses	2,095,190
Loans, net	185,037,728

Premises and equipment	5,251,415
Other assets	3,610,044

Total assets	$251,385,151

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$15,256,255
Interest-bearing	186,900,270
Total deposits	202,156,525
Other borrowings	22,000,000
Other liabilities	1,490,325
Total liabilities	225,646,850

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock, par value $5; 10,000,000 shares authorized; 2,359,753 shares issued and outstanding	11,798,765
Surplus	13,872,348
Retained earnings	1,022,649
Accumulated other comprehensive loss	(955,461)
Total stockholders’ equity	25,738,301

Total liabilities and stockholders’ equity	$251,385,151

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest income
Loans, including fees	$3,853,169	$2,832,165	$7,407,153	$5,236,246
Taxable securities	364,633	281,646	693,178	540,720
Tax-free securities	33,631	26,093	59,657	48,888
Deposits in banks	12,074	71,290	33,727	121,508
Federal funds sold	168,368	11,240	302,826	25,822
Total interest income	4,431,875	3,222,434	8,496,541	5,973,184

Interest expense
Deposits	1,827,029	1,087,216	3,432,031	1,956,167
Other borrowings	225,242	196,743	437,855	353,439
Total interest expense	2,052,271	1,283,959	3,869,886	2,309,606

Net interest income	2,379,604	1,938,475	4,626,655	3,663,578
Provision for loan losses	135,000	185,000	180,000	344,615
Net interest income after provision for loan losses	2,244,604	1,753,475	4,446,655	3,318,963

Other income
Service charges on deposit accounts	54,034	52,182	107,485	97,983
Gain on sale of assets	—	1,769	1,425	2,519
Other operating income	25,067	16,084	43,779	35,897
Total other income	79,101	70,035	152,689	136,399

Other expenses
Salaries and employee benefits	788,081	505,414	1,459,955	960,839
Equipment and occupancy expenses	148,986	78,284	306,344	137,831
Other operating expenses	408,604	297,218	824,792	561,711
Total other expenses	1,345,671	880,916	2,591,091	1,660,381

Income before income taxes	978,034	942,594	2,008,253	1,794,981

Income tax expense	375,273	336,459	752,931	647,793

Net income	$602,761	$606,135	$1,255,322	$1,147,188

Basic earnings per share	$0.26	$0.26	$0.53	$0.49

Diluted earnings per share	$0.24	$0.25	$0.50	$0.48

Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$602,761	$606,135	$1,255,322	$1,147,188

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:

Net unrealized gains (losses) arising during period, net of tax	(354,451)	307,507	(415,556)	(59,968)
	(354,451)	307,507	(415,556)	(59,968)

Unrealized losses on interest rate floor:

Net unrealized losses arising during period, net of tax	(37,537)	—	(63,338)	—
	(37,537)	—	(63,338)	—

Other comprehensive income (loss)	(391,988)	307,507	(478,894)	(59,968)

Comprehensive income	$210,773	$913,642	$776,428	$1,087,220

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,255,322	$1,147,188
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on sale of assets	(1,425)	(2,519)
Depreciation and amortization	165,129	79,340
Stock compensation expense	178,770	—
Provision for loan losses	180,000	344,615
Increase in accrued interest receivable	(250,699)	(315,112)
Increase in accrued interest payable	103,191	141,501
Net other operating activities	(4,547)	(62,324)

Net cash provided by operating activities	1,625,741	1,332,689

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	366,899	376,295
Purchases of securities available-for-sale	(6,543,873)	(6,900,600)
Proceeds from maturities of securities available-for-sale	1,710,768	3,176,423
Purchases of restricted equity securities	(181,300)	(498,200)
Net increase in federal funds sold	(3,356,000)	(2,133,000)
Net increase in loans	(18,460,481)	(26,995,635)
Proceeds from sale of assets	1,425	14,019
Purchase of premises, equipment and software	(1,285,155)	(671,604)

Net cash used in investing activities	(27,747,717)	(33,632,302)

FINANCING ACTIVITIES
Net increase in deposits	27,820,517	28,684,444
Net increase in borrowings	—	6,000,000
Purchase of fractional shares	(362)	—

Net cash provided by financing activities	27,820,155	34,684,444

Net increase in cash and due from banks	1,698,179	2,384,831

Cash and due from banks at beginning of period	1,236,443	1,136,424

Cash and due from banks at end of period	$2,934,622	$3,521,255

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$(478,894)	$(59,968)

Supplemental disclosures of cash flow information -

Cash paid during the period for interest	$3,766,695	$2,168,105
Cash paid during the period for income taxes	$892,035	$744,123

See notes to consolidated financial statements.

1.                    Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, First Bank of Henry County (the “Bank”).  The Bank is located in McDonough, Henry County, Georgia, with a branch in Stockbridge.

The shareholders of the Bank approved an Agreement and Plan of Shares Exchange on June 30, 2004, and the holding company formation became effective February 1, 2005.  Pursuant to the Plan, each share of the Bank’s common stock was exchanged on a one-for-one basis for shares of Company stock.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Bank’s financial position and results for the interim period ended June 30, 2006.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.       Stock Compensation Plans

At June 30, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 7 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee/director compensation cost was recognized in the Statement of Income for the year ended December 31, 2005, nor in the three and six month periods ended June 30, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first six months and second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three and six months ended June 30, 2006 was $120,681 and $178,770 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and warrants as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and warrants (excess tax benefits) to be classified as financing cash flows.  The Company had no cash flows resulting from excess tax benefits.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company’s stock option and warrant plans for the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$606,135	$1,147,188

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(288,625)

Pro forma net income	$606,135	$858,563

Earnings per share:
Basic - as reported	$0.26	$0.49
Basic - pro forma	$0.26	$0.36
Diluted - as reported	$0.25	$0.48
Diluted - pro forma	$0.25	$0.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed in the following table.  Expected volatility is based on expected volatility of similar entities.  Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant.  Historical data is used to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Six Months Ended
June 30,
2006
Risk-free interest rate	4.53%
Expected life of the options	5 – 6 years
Expected dividends (as a percentage of the fair value of the stock)	0%
Expected volatility	18.35% - 23.98%
Weighted-average grant date fair value	$5.49

At June 30, 2006, there was $196,987 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.75 years.

A summary of the status of the fixed stock option and warrant plans at June 30, 2006 and changes during the three and six month periods ended June 30, 2006 follows:

	Three Months Ended June 30, 2006
			Weighted-
		Weighted-	average
		average	Remaining
		Exercise	Contractual
	Number	Price	Life

Under option, beginning of period	385,641	$10.97
Granted	5,000	18.25
Exercised	—	—
Forfeited	—	—
Under option, end of period	390,641	$11.06	6.53 years

Exercisable at end of period	345,568	$10.79	6.89 years

	Six Months Ended
	June 30, 2006
		Weighted-
		average
		Exercise
	Number	Price

Under option, beginning of period	357,179	$10.52
Granted	33,462	16.84
Exercised	—	—
Forfeited	—	—
Under option, end of period	390,641	$11.06

Exercisable at end of period	345,568	$10.79

Shares available for future stock option grants to employees under existing plans was 78,039 at June 30, 2006.  At June 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $2,421,881, and the aggregate intrinsic value of options and warrants exercisable was $2,238,358.  Total intrinsic value of options and warrants exercised was $-0- for the three and six months ended June 30, 2006.

A summary of the status of the nonvested options and warrants in the fixed stock option and warrant plans at June 30, 2006 and changes during the three and six month periods ended June 30, 2006 follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
		Weighted-		Weighted-
		average		average
		Grant-Date		Grant-Date
	Number	Fair Value	Number	Fair Value

Nonvested, beginning of period	60,963	$5.11	41,147	$5.08
Granted	5,000	5.59	33,462	5.49
Vested	(20,890)	5.78	(29,536)	5.89
Forfeited	—	—	—
Nonvested, end of period	45,073	$4.85	45,073	$4.85

A further summary of the options and warrants outstanding at June 30, 2006 follows:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise Prices	Number	Life	Exercise Price	Number	Exercise Price
$ 9.09	287,430	5.46 years	$9.09	267,264	$9.09
16.42	69,749	9.50 years	16.42	57,485	16.42
16.50 - 17.25	28,462	9.53 years	16.60	15,819	16.63
18.25	5,000	9.83 years	18.25	5,000	18.25
	390,641	6.53 years	11.06	345,568	10.79

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

	Three Months Ended June 30,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753

Net income	$602,761	$606,135

Basic earnings per share	$0.26	$0.26

Diluted earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	135,669	26,130
Total weighted average common shares and common stock equivalents outstanding	2,495,422	2,385,883

Net income	$602,761	$606,135

Diluted earnings per share	$0.24	$0.25

	Six Months Ended June 30,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753

Net income	$1,255,322	$1,147,188

Basic earnings per share	$0.53	$0.49

Diluted earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	131,998	26,130
Total weighted average common shares and common stock equivalents outstanding	2,491,751	2,385,883

Net income	$1,255,322	$1,147,188

Diluted earnings per share	$0.50	$0.48

4.    Recent Accounting Pronouncements

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

5.                    Stock Dividend

On November 17, 2005, the Company declared a ten percent stock dividend payable to shareholders of record on November 30, 2005 to be distributed on January 31, 2006. Earnings per common shares for the periods ended June 30, 2005 and all stock option and warrant information has been retroactively adjusted for the dividends as if it occurred on January 1, 2005.

6.                    Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest volatility. One interest rate derivative is used to hedge variable-rate deposits. This instrument is reflected in other liabilities at June 30, 2006 at a fair value of $64,539. The Company has another derivative, an interest rate floor, with a notional value of $40 million and a 7.50% strike. The fair value of this instrument at June 30, 2006 is $221,000 and is reflected in other assets. The instruments are more fully described in the Company’s annual report dated December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the financial position and operating results of FirstBank Financial Services, Inc. (the “Company”) during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may” or “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Through its subsidiary bank, the Company performs banking services customary for full service banks of similar size and character. The Company offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Company also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Company provides such services as official bank checks, traveler’s checks, direct deposit and United States Savings Bonds. The Company provides other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Management monitors the financial condition of the Company in order to protect depositors, increase undivided profits and protect current and future earnings. Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the financial statements for FirstBank Financial Services, Inc. at December 31, 2005 as filed in the Company’s annual report on Form 10-KSB, which was filed with the Securities and Exchange Commission.

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

A provision for loan losses was made during the second quarter and first six months of 2006, respectively of $135,000 and $180,000 as compared to the same periods in 2005 of $185,000 and $344,615, respectively. The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.12% at June 30, 2006 as compared to 1.14% at December 31, 2005. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$111	$109
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1	72
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)

Average amount of loans outstanding	$173,785	$148,811
Balance of allowance for loan losses at beginning of period	$1,917	$1,471
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(9)	(5)
	(9)	(5)
Loans recovered:
Commercial and financial	6	—
Real estate mortgage	—	—
Installment	1	—
	7	—
Net charge-offs	(2)	(5)
Additions to allowance charged to operating expense during period	180	345
Balance of allowance for loan losses at end of period	$2,095	$1,811
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed. At June 30, 2006 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at June 30, 2006 were considered satisfactory. At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds. At June 30, 2006, the Company had unused available federal fund lines of $9,500,000 and unused Federal Home Loan Bank borrowing capacity of approximately $27,910,000. The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of June 30, 2006, evidenced an increased liquidity position. Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $20,478,702 as of June 30, 2006 as compared to $15,791,422 as of December 31, 2005. Total cash and due from banks amounted to $2,934,622 representing 1.17% of total assets.

As our loan demand has continued to increase, we have relied upon the use of brokered deposits as a funding source. Total brokered deposits amounted to $83.5 million as of June 30, 2006, which is a $3.6 million increase since December 31, 2005. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market. The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity. For the six-month period ended June 30, 2006, total deposits increased from $174.3 million at December 31, 2005 to $202.2 million at June 30, 2006. Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The table below illustrates the Company’s and the Bank’s regulatory capital ratios at June 30, 2006.

	Company	Bank	Minimum Regulatory Requirement

Leverage capital ratios	11.28%	11.26%	4.00%
Risk-based capital ratios:
Tier I capital	12.68%	12.66%	4.00%
Total capital	13.68%	13.65%	8.00%

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

June 30,
2006

Commitments to extend credit	$41,675,658
Letters of credit	1,418,517
$43,094,175

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

Financial Condition

Our total assets grew by 13% for the first six months of 2006. Deposit growth of approximately $27.8 million was used to fund net loan growth of approximately $18.5 million with the remainder being primarily invested in securities or maintained in cash and due from banks. Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties. The loan to available funds ratio at June 30, 2006 was 83% compared to 86% at December 31, 2005. The decrease in the loan to available funds ratio as compared to December 31, 2005 is due to total loans increasing by only $18.5 million and total deposits increasing by $27.8 million.

Stockholders’ equity has increased by $954,836 due to net income of $1,255,322 less unrealized losses on securities available-for-sale, net of tax, of $415,556, less unrealized losses on derivatives, net or tax, of $63,338, less cash paid for partial shares owned in payout of the 10% stock dividend of $362 and including recognition of share based payments transactions as required by SFAS 123(R) of approximately $178,770. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

The Company opened its Stockbridge branch in January 2006 and is currently branching into another location in Henry County. The Company has contractual obligations for approximately $432,000 of additional construction costs for this additional branch.

Results of Operations For The Three Months Ended June 30, 2006 and 2005 and for the Six Months Ended June 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)

Interest income	$4,432	$3,222
Interest expense	(2,052)	(1,284)
Net interest income	2,380	1,938
Provision for loan losses	(135)	(185)
Other income	79	70
Other expense	(1,346)	(881)
Pretax income	978	942
Income tax expense	(375)	(336)
Net income	$603	$606

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)

Interest income	$8,496	$5,973
Interest expense	(3,870)	(2,309)
Net interest income	4,626	3,664
Provision for loan losses	(180)	(345)
Other income	153	136
Other expense	(2,591)	(1,660)
Pretax income	2,008	1,795
Income tax expense	(753)	(648)
Net income	$1,255	$1,147

Net Interest Income

Our net interest income increased approximately $442,000 and $962,000 for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. Our net interest margin increased to 4.14% during the first six months of 2006 as compared to 3.88% for the first six months of 2005. The increase in net interest income is due primarily to the increased volume of interest- earning assets and the increase in yields in our floating rate assets.  Our cost of funds increased to 4.03% for the first six months of 2006 as compared to 2.90% for the first six months of 2005.

Other Income

Other income increased approximately $9,000 and $17,000 for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. Year-to-date service charges on deposit accounts associated with deposit growth have increased by $10,000. Other fee income has increased approximately $8,000 when compared to the six months ended June 30, 2005 due to the increase in the volume of transactions resulting from our growth. Gains from sales of assets, other real estate and securities available-for-sale have decreased approximately $1,000 as compared to the six months ended June 30, 2005.

Other Expenses

Other expenses increased approximately $465,000 and $931,000 for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The increases in 2006 consist of increases of $283,000 and $499,000 in salaries and employee benefits, $71,000 and $168,000 in equipment and occupancy and $111,000 and $264,000 in other operating for the three and six months ended June 30, 2006, respectively as compared to the same periods in 2005.  The increase in salaries and employee benefits represents normal increases in salaries, an increase in the number of full time equivalent employees and the expense of stock options of $178,770 as required by SFAS 123(R). Equipment and occupancy expenses have increased due the need for additional equipment for employees and for the expenses related to our new branch and our operations center. In 2005, the Company signed an operating lease for approximately $70,000 a year in lease expense to provide space for an operations center. The increases in other operating expenses are due primarily to our overall growth.

Income Taxes

We have recorded a provision for income taxes of $375,273 and $752,931 for the three and six months ended June 30, 2006, respectively, as compared to $336,459 and $647,793 for the same periods in 2005. The increase in our income tax provision was $38,814 and $105,138 for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The effective tax rate for the three and six months ended June 30, 2006, respectively, was 38.4% and 37.5% as compared to 35.7% and 36.1% for the same periods in 2005. The increase in our effective tax rate is due primarily to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $113,357. We have also increased our municipal bond portfolio in an effort to offset the Company’s tax liability.

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

ITEM 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2006, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The annual meeting of the stockholders of the Company was held on May 18, 2006.

(b)           The following Class I directors were elected at the meeting to serve terms for three years:

Larry D. Adams

Wiley A. Brown, Jr.

Don H. Cagle

James Troy Chafin, III

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

Larry D. Adams	# of Shares

For	1,810,776

Against	—

Abstained	3,190

Not voted	545,787

Total	2,359,753

Wiley A. Brown, Jr.	# of Shares

For	1,783,276

Against	—

Abstained	30,690

Not voted	545,787

Total	2,359,753

Don H. Cagle	# of Shares

For	1,810,776

Against	—

Abstained	3,190

Not voted	545,787

Total	2,359,753

James Troy Chafin, III	# of Shares

For	1,810,776

Against	—

Abstained	3,190

Not voted	545,787

Total	2,359,753

The terms of the Class II directors will expire at the 2007 Annual Shareholders Meeting.  The terms of the Class III directors expire at the 2008 Annual Shareholders Meeting.  Our directors and their classes are:

Class I	Class II	Class III
Larry D. Adams	William Lee Craddock, Jr.	Milton Stanley Goggins
Wiley A. Brown, Jr.	Luther Martin Denney, III	Richard Allen Grimes
Don H. Cagle	James Randall Dixon	Larry Max Phillips
James Troy Chafin, III

ITEM 6. EXHIBITS

31.1                   Certification of the Chief Executive Officer, Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2                   Certification of the Chief Financial Officer, Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32                            Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

August 11, 2006	/s/ J. Randall Dixon
Date	J. Randall Dixon, President and C.E.O.
(Principal Executive Officer)

August 11, 2006	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)