Form 10QSB
period 2006-09-30
FirstBank Financial Services, Inc.
filed 2006-11-13
CIK 1316410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2006: 2,359,753 shares, $5.00 par value per share.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

FIRSTBANK FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

Assets

Cash and due from banks	$3,235,650
Interest-bearing deposits in banks	704,147
Federal funds sold	12,541,000
Securities available-for-sale, at fair value	37,773,008
Restricted equity securities, at cost	1,765,556

Loans, net of unearned income	197,040,015
Less allowance for loan losses	2,283,188
Loans, net	194,756,827

Premises and equipment	5,809,198
Other assets	3,600,829

Total assets	$260,186,215

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$16,414,892
Interest-bearing	192,725,991
Total deposits	209,140,883
Other borrowings	22,000,000
Other liabilities	2,093,191
Total liabilities	233,234,074

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock, par value $5; 10,000,000 shares authorized; 2,359,753 shares issued and outstanding	11,798,765
Surplus	13,905,787
Retained earnings	1,729,877
Accumulated other comprehensive loss	(482,288)
Total stockholders’ equity	26,952,141

Total liabilities and stockholders’ equity	$260,186,215

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest income
Loans, including fees	$4,425,084	$3,146,064	$11,832,237	$8,382,310
Taxable securities	390,513	293,936	1,083,691	834,656
Tax-free securities	36,926	27,621	96,583	76,509
Deposits in banks	6,629	20,636	40,356	207,959
Federal funds sold	158,894	86,451	461,720	46,458
Total interest income	5,018,046	3,574,708	13,514,587	9,547,892

Interest expense
Deposits	2,259,133	1,260,040	5,691,164	3,216,207
Federal funds purchased	—	—	—	18
Other borrowings	234,864	225,851	672,719	579,272
Total interest expense	2,493,997	1,485,891	6,363,883	3,795,497

Net interest income	2,524,049	2,088,817	7,150,704	5,752,395
Provision for loan losses	190,000	165,000	370,000	509,615
Net interest income after provision for loan losses	2,334,049	1,923,817	6,780,704	5,242,780

Other income
Service charges on deposit accounts	55,760	58,771	163,245	156,754
Gain on sale of assets	(7,718)	—	(6,293)	2,519
Other operating income	23,032	17,764	66,811	53,661
Total other income	71,074	76,535	223,763	212,934

Other expenses
Salaries and employee benefits	710,654	555,553	2,170,609	1,516,392
Equipment and occupancy expenses	175,001	127,183	481,345	265,014
Other operating expenses	392,954	341,896	1,217,746	903,607
Total other expenses	1,278,609	1,024,632	3,869,700	2,685,013

Income before income taxes	1,126,514	975,720	3,134,767	2,770,701

Income tax expense	419,287	347,171	1,172,218	994,964

Net income	$707,227	$628,549	$1,962,549	$1,775,737

Basic earnings per share	$0.30	$0.27	$0.83	$0.75

Diluted earnings per share	$0.28	$0.25	$0.78	$0.72

Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$707,227	$628,549	$1,962,549	$1,775,737

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:

Net unrealized gains (losses) arising during period, net of tax	499,527	(206,982)	83,971	(266,950)
	499,527	(206,982)	83,971	(266,950)

Unrealized losses on interest rate floor:

Net unrealized losses arising during period, net of tax	(26,353)	—	(89,691)	—
	(26,353)	—	(89,691)	—

Other comprehensive income (loss)	473,174	(206,982)	(5,720)	(266,950)

Comprehensive income	$1,180,401	$421,567	$1,956,829	$1,508,787

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,962,549	$1,775,737
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	6,293	(2,519)
Depreciation and amortization	252,455	141,938
Stock compensation expense	212,209	—
Provision for loan losses	370,000	509,615
Increase in accrued interest receivable	(324,759)	(588,863)
Increase in accrued interest payable	688,509	358,312
Net other operating activities	52,028	(79,403)

Net cash provided by operating activities	3,219,284	2,114,817

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	85,832	644,993
Purchases of securities available-for-sale	(8,599,686)	(8,729,590)
Proceeds from maturities of securities available-for-sale	2,040,967	4,214,243
Purchases of restricted equity securities	(181,300)	(403,700)
Net (increase) decrease in federal funds sold	1,224,000	(5,327,000)
Net increase in loans	(28,369,580)	(27,815,375)
Proceeds from sale of assets	3,491	14,019
Purchase of interest rate floor	(298,500)	—
Purchase of premises, equipment and software	(1,929,814)	(1,290,138)

Net cash used in investing activities	(36,024,590)	(38,692,548)

FINANCING ACTIVITIES
Net increase in deposits	34,804,875	34,040,398
Net increase in borrowings	—	5,000,000
Purchase of fractional shares	(362)	—

Net cash provided by financing activities	34,804,513	39,040,398

Net increase in cash and due from banks	1,999,207	2,462,667

Cash and due from banks at beginning of period	1,236,443	1,136,424

Cash and due from banks at end of period	$3,235,650	$3,599,091

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$(5,720)	$(266,950)

Supplemental disclosures of cash flow information -

Cash paid during the period for interest	$5,675,374	$3,437,185
Cash paid during the period for income taxes	$1,341,035	$1,129,723

See notes to consolidated financial statements.

1.       Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, First Bank of Henry County (the “Bank”).  The Bank is located in McDonough, Henry County, Georgia, with a branch in Stockbridge and another branch also in McDonough known as our South Point location.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Bank’s financial position and results for the interim period ended September 30, 2006.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.       Stock Compensation Plans

At September 30, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 7 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee/director compensation cost was recognized in the Statement of Income for the year ended December 31, 2005, nor in the three and nine month periods ended September 30, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first nine months and second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three and nine months ended September 30, 2006 was $33,439 and $212,209 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company’s stock option and warrant plans for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$628,549	$1,775,737

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(288,625)

Pro forma net income	$628,549	$1,487,112

Earnings per share:
Basic - as reported	$0.27	$0.75
Basic - pro forma	$0.27	$0.63
Diluted - as reported	$0.25	$0.72
Diluted - pro forma	$0.25	$0.60

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

2.       Stock Compensation Plans

Nine Months Ended
September 30,
2006
Risk-free interest rate	4.41%
Expected life of the options	5 – 6 years
Expected dividends (as a percentage of the fair value of the stock)	0%
Expected volatility	21.00% - 21.39%
Weighted-average grant date fair value	$5.08

At September 30, 2006, there was $202,854 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.33 years.

A summary of the status of the fixed stock option and warrant plans at September 30, 2006 and changes during the three and nine month periods ended September 30, 2006 follows:

	Three Months Ended
	September 30, 2006
	Number	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life

Under option, beginning of period	390,641	$11.06
Granted	—	—
Exercised	—	—
Forfeited	—	—
Under option, end of period	390,641	$11.06	6.30 years

Exercisable at end of period	345,564	$10.79	6.20 years

	Nine Months Ended
	September 30, 2006
	Number	Weighted- average Exercise Price

Under option, beginning of period	357,179	$10.52
Granted	33,462	16.84
Exercised	—	—
Forfeited	—	—
Under option, end of period	390,641	$11.06

Exercisable at end of period	345,564	$10.79

Shares available for future stock option grants to employees under existing plans was 125,039 at September 30, 2006.  At September 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $2,229,641, and the aggregate intrinsic value of options and warrants exercisable was $2,068,551.  Total intrinsic value of options and warrants exercised was $-0- for the three and nine months ended September 30, 2006.

A summary of the status of the nonvested options and warrants in the fixed stock option and warrant plans at September 30, 2006 and changes during the three and nine month periods ended September 30, 2006 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Number	Weighted- average Grant-Date Fair Value	Number	Weighted- average Grant-Date Fair Value

Nonvested, beginning of period	45,077	$4.62	41,147	$4.94
Granted	—	—	33,462	5.17
Vested	—	—	(29,532)	5.68
Forfeited	—	—	—	—
Nonvested, end of period	45,077	$4.62	45,077	$4.62

A further summary of the options and warrants outstanding at September 30, 2006 follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise Prices	Number	Life	Exercise Price	Number	Exercise Price
$9.09	287,430	5.23 years	$9.09	267,263	$9.09
16.42	69,749	9.25 years	16.42	57,484	16.42
16.50 - 17.25	28,462	9.34 years	16.60	15,817	16.63
18.25	5,000	9.58 years	18.25	5,000	18.25
	390,641	6.30 years	11.06	345,564	10.79

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

	Three Months Ended September 30,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753

Net income	$707,227	$628,549

Basic earnings per share	$0.30	$0.27

Diluted earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	135,078	107,787
Total weighted average common shares and common stock equivalents outstanding	2,494,831	2,467,540

Net income	$707,227	$628,549

Diluted earnings per share	$0.28	$0.25

	Nine Months Ended September 30,
	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753

Net income	$1,962,549	$1,775,737

Basic earnings per share	$0.83	$0.75

Diluted earnings per share:
Weighted average common shares outstanding	2,359,753	2,359,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	140,556	107,787
Total weighted average common shares and common stock equivalents outstanding	2,500,309	2,467,540

Net income	$1,962,549	$1,775,737

Diluted earnings per share	$0.78	$0.72

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

5.                    Stock Dividend

On November 17, 2005, the Company declared a ten percent stock dividend payable to shareholders of record on November 30, 2005 to be distributed on January 31, 2006.  Earnings per common shares for the periods ended September 30, 2005 and all stock option and warrant information has been retroactively adjusted for the dividends as if it occurred on January 1, 2005.

6.                    Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest volatility.  One interest rate derivative is used to hedge variable-rate deposits.  This instrument is reflected in other liabilities at September 30, 2006 at a fair value of $74,642.  The Company has two other derivatives, interest rate floors, one with a notional value of $40 million and a 7.50% strike and the other with a notional value of $30 million and a 8.50% strike.  The fair value of these instruments at September 30, 2006 is $435,000 and is reflected in other assets.  The instruments are more fully described in the Company’s annual report dated December 31, 2005.

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

A provision for loan losses was made during the third quarter and first nine months of 2006, respectively of $190,000 and $370,000 as compared to the same periods in 2005 of $165,000 and $509,615, respectively.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.16% at September 30, 2006 as compared to 1.14% at December 31, 2005.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$432	$345
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	15
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	6	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)

Average amount of loans outstanding	$180,914	$153,826
Balance of allowance for loan losses at beginning of period	$1,917	$1,471
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(11)	(16)
	(11)	(16)
Loans recovered:
Commercial and financial	6	—
Real estate mortgage	—	—
Installment	1	3
	7	3
Net charge-offs	(4)	(13)
Additions to allowance charged to operating expense during period	370	510
Balance of allowance for loan losses at end of period	$2,283	$1,968
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.01%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At September 30, 2006 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at September 30, 2006 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At September 30, 2006, the Company had unused available federal fund lines of $9,500,000 and unused Federal Home Loan Bank borrowing capacity of approximately $28,270,000.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of September 30, 2006, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $16,480,797 as of September 30, 2006 as compared to $15,791,422 as of December 31, 2005.  Total cash and due from banks amounted to $3,235,650 representing 1.24% of total assets.

As our loan demand has continued to increase, we have relied upon the use of brokered deposits as a funding source.  Total brokered deposits amounted to $90.1 million as of September 30, 2006, which is a $10.2 million increase since December 31, 2005.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the nine-month period ended September 30, 2006, total deposits increased from $174.3 million at December 31, 2005 to $209.1 million at September 30, 2006.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The table below illustrates the Company’s and the Bank’s regulatory capital ratios at September 30, 2006.

			Minimum
			Regulatory
	Company	Bank	Requirement

Leverage capital ratios	10.74%	10.73%	4.00%
Risk-based capital ratios:
Tier I capital	12.33%	12.31%	4.00%
Total capital	13.36%	13.34%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments is as follows:

September 30,
2006

Commitments to extend credit	$45,221,516
Letters of credit	1,616,517
$46,838,033

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

Financial Condition

Our total assets grew by 17% for the first nine months of 2006.  Deposit growth of approximately $34.8 million was used to fund net loan growth of approximately $28.3 million with the remainder being primarily invested in securities or maintained in cash and due from banks.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  The loan to available funds ratio at September 30, 2006 was 85.24% compared to 85.91% at December 31, 2005.

Stockholders’ equity has increased by $2,168,676 due to net income of $1,962,549 plus unrealized gains on securities available-for-sale, net of tax, of $83,971, less unrealized losses on derivatives, net of tax, of $89,691, less cash paid for partial shares owned in payout of the 10% stock dividend of $362 and including recognition of share based payments transactions as required by SFAS 123(R) of approximately $212,209.  We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

The Company opened its Stockbridge branch in January 2006. Its South Point location in McDonough opened on October 2, 2006.  The Company has contractual obligations for approximately $100,000 of additional construction costs for the South Point branch.  The Company has also paid $15,000 in earnest money to review a branch location in Clayton County.

Junior Subordinated Debentures

On October 4, 2006, FirstBank Financial Capital Trust 1 (“FFCT”), a wholly owned subsidiary of the Company closed a pooled private offering of 8,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of FFCT are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of FFCT under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable quarterly at the annual rate of three month LIBOR plus 167 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of October 31, 2006, the outstanding principal balance of the junior subordinated debentures was $8,248,000.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Trust Preferred Securities are redeemable prior to the maturity date of October 7, 2036 at the option of the Company on or after October 7, 2011 at par, before October 7, 2011 at a premium, or upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.

In accordance with FASB Interpretation No. 46, FirstBank Financial Capital Trust I is not consolidated with the Company. Accordingly, the Company does not report the securities issued by FirstBank Financial Capital Trust I as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by FirstBank Financial Capital Trust I, as these are no longer eliminated in consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

Results of Operations For The Three Months Ended September 30, 2006 and 2005 and for the Nine Months Ended September 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)

Interest income	$5,018	$3,575
Interest expense	(2,494)	(1,486)
Net interest income	2,524	2,089
Provision for loan losses	(190)	(165)
Other income	71	77
Other expense	(1,279)	(1,025)
Pretax income	1,126	976
Income tax expense	(419)	(347)
Net income	$707	$629

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)

Interest income	$13,515	$9,548
Interest expense	(6,364)	(3,796)
Net interest income	7,151	5,752
Provision for loan losses	(370)	(510)
Other income	224	214
Other expense	(3,870)	(2,685)
Pretax income	3,135	2,771
Income tax expense	(1,172)	(995)
Net income	$1,963	$1,776

Net Interest Income

Our net interest income increased approximately $435,000 and $1,399,000 for the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005.  Our net interest margin increased to 4.11% during the first nine months of 2006 as compared to 3.92% for the first nine months of 2005. The increase in net interest income is due primarily to the increased volume of interest- earning assets and the increase in yields in our floating rate assets.   Our cost of funds increased to 4.26% for the first nine months of 2006 as compared to 3.06% for the first nine months of 2005.

Other Income

Other income decreased approximately $6,000 for the three month period and increased $10,000 for the nine month period ended September 30, 2006, respectively, as compared to the same periods in 2005.  Year-to-date service charges on deposit accounts associated with deposit growth have increased by $6,000.  Other fee income has increased approximately $13,000 when compared to the nine months ended September 30, 2005 due to the increase in the volume of transactions resulting from our growth.  Gains and losses from sales of assets, other real estate and securities available-for-sale have decreased approximately $9,000 as compared to the nine months ended September 30, 2005.

Other Expenses

Other expenses increased approximately $254,000 and $1,185,000 for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005.  The increases in 2006 consist of increases of $155,000 and $654,000 in salaries and employee benefits, $48,000 and $217,000 in equipment and occupancy and $51,000 and $314,000 in other operating for the three and nine months ended September 30, 2006, respectively as compared to the same periods in 2005.   The increase in salaries and employee benefits represents normal increases in salaries, an increase in the number of full time equivalent employees and the expense of stock options of $212,209 as required by SFAS 123(R).

Equipment and occupancy expenses have increased due the need for additional equipment for employees and for the expenses related to our new branches and our operations center.  In 2005, the Company signed an operating lease for approximately $70,000 a year in lease expense to provide space for an operations center.  The increases in other operating expenses are due primarily to our overall growth.

Income Taxes

We have recorded a provision for income taxes of $419,287 and $1,172,218 for the three and nine months ended September 30, 2006, respectively, as compared to $347,171 and $994,964 for the same periods in 2005.  The increase in our income tax provision was $72,116 and $177,254 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The effective tax rate for the three and nine months ended September 30, 2006, respectively, was 37.2% and 37.4% as compared to 35.6% and 35.9% for the same periods in 2005.  The increase in our effective tax rate is due primarily to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $124,631.  We have also increased our municipal bond portfolio in an effort to offset the Company’s tax liability.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2006, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

November 10, 2006	/s/ J. Randall Dixon
Date	J. Randall Dixon, President and C.E.O.
(Principal Executive Officer)

November 10, 2006	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)