Form 10KSB
period 2006-12-31
FirstBank Financial Services, Inc.
filed 2007-03-29
CIK 1316410

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2006

☐        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number:  000-51147

FIRSTBANK FINANCIAL SERVICES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia
(State or other jurisdiction of	20-2198785
incorporation or organization)	(IRS Employer Identification No.)

120 Keys Ferry Street, McDonough, GA	30253
(Address of Principal Executive Offices)	(Zip Code)

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes   ☐   No   ☒

State the issuer’s revenues for its most recent fiscal year:  $19,195,426

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $34,252,652 as of March 15, 2007.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,831,676 shares outstanding of common stock as of March 15, 2007.

Transitional Small Business Disclosure format (check one):  Yes   ☒   No   ☐

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2007 Annual Meeting of Shareholders (Part III, Items 9, 10 and 11)

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, FirstBank Financial Services (formerly First Bank of Henry County) (the “Bank”).  On February 1, 2005, pursuant to an Agreement and Plan of Share Exchange approved by the Bank’s shareholders, the Company acquired all of the Bank’s common stock in exchange for one share of the Company’s stock.

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

Market Area and Competition

All phases of the Company’s banking activities are highly competitive.  The Company competes actively with commercial banks, as well as finance companies, credit unions, and other financial institutions located within its primary market area of Henry County, Georgia.  The Bank competes with all of the super-regionals as well as national competitors, including:  Bank of America, SunTrust, Wachovia, The First State Bank, Heritage Bank, First National Bank, Park Avenue Bank and BB&T.  Most of these institutions have offices within two miles of the location of the Bank’s main office.  Presently, 20 commercial banks serve Henry County with a total of 54 branches.  The FDIC publishes market share data for the period ending June 30th of each year.  Based on the last reported dates, The Bank has an approximately 10% market share in the Henry County market which is the third largest in the county.

The Bank’s primary market is specifically southern Henry County.  The cities of McDonough and Stockbridge, which are the focal points of the Bank’s current primary service area, are immediately accessible to traffic from all directions via Interstate 75.  Henry County is located approximately 25 miles southeast of downtown Atlanta, in the southern portion of the Metropolitan Atlanta MSA, and 20 miles southeast of Hartsfield International Airport.

The Bank will enter into the Clayton County, Georgia market in 2007.

Lending Services

Lending Policy.  The Bank aggressively seeks creditworthy borrowers within its primary service area.  The Bank’s primary lending function is to make loans to small- to medium-sized businesses.  In addition to commercial loans, the Bank makes installment loans, home equity loans, real estate loans and second mortgage loans to individual consumers.  Our current loan portfolio is comprised of the following:

Loan Category	Ratio
Commercial Lending	8%
Real Estate Lending	90%
Consumer Lending	2%

Loan Approval and Review.  The Bank’s loan approval provides for various levels of officer lending authority.  When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, an officer with a higher lending limit or the Bank’s Loan Committee determines whether to approve the loan request.

Lending Limits.  The Bank’s legal lending limits are 15% of its unimpaired capital and surplus for unsecured loans and 25% of its unimpaired capital and surplus for loans secured by readily marketable collateral.  As of December 31, 2006, the Bank’s legal lending limit for unsecured loans was approximately $3,342,000 and its legal lending limit for secured loans was approximately $5,570,000. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

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

The well-established banks in Henry County are likely to make proportionately more loans to medium- to large-sized businesses than the Bank.  Many of the commercial loans that the Bank makes are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Commercial Loans.  The Bank makes loans to small- to medium-sized businesses whose demand for funds falls within the legal lending limits of the Bank.  This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes.  Risks associated with these loans can be significant and include but are not limited to fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

Real Estate Loans.  The Bank makes and holds real estate loans, consisting primarily of single-family residential construction loans for one- to four-unit family structures.  The Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners.  Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project.  The loan-to-value ratio for these loans is predominantly 80% of the lower of the as-built appraised value or project cost, and is a maximum of 90% if the loan is amortized.  Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Consumer Loans.  The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit.  Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.  Because depreciable assets such as boats, cars and trailers secure many consumer loans, the Bank amortizes these loans over the useful life of the asset.  To minimize the risk that the borrower cannot afford the monthly payments, fixed monthly obligations are limited to no more than 40% of the borrower’s gross monthly income.  The borrower should also be employed for at least 12 months prior to obtaining the loan.  The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower’s ability to make future payments as agreed.

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States.  As of December 31, 2006, investment securities comprised approximately 14% of the Bank’s assets, with net loans comprising approximately 75%.  No investment in any of these instruments exceeds applicable limitation imposed by law or regulation.

Deposits

The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts.  The Bank attracts deposits with an aggressive marketing plan, a broad product line and competitive products and services.  The primary sources of deposits are Henry County residents, local businesses and their employees and brokered deposits.

Asset and Liability Management

The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity.  These management functions are conducted within the framework of the Bank’s written loan and investment policies.  The Bank attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities.  It charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

Employees

As of December 31, 2006, the Bank had 48 full-time employees.  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, enjoys excellent relations with its employees.

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

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act.  The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed.  The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories.  As of December 31, 2006, the Bank qualified for the well-capitalized category.

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

An institution that is assigned to any of the “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” categories is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”).  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending.  The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•                                          total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•                                          total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the :

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                                          Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                                          Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts; and

•                                          rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31 2006, our ratio of total capital to risk-weighted assets was 16.32 % and our ratio of Tier 1 Capital to risk-weighted assets was 15.31%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 13.16%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Statutory and regulatory limitations apply to our payment of dividends to our shareholders. If, in the opinion of the federal banking regulator, we were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings

The Department of Banking and Finance also regulates our dividend payments and must approve dividend payments that would exceed 50% of the bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2006, the Bank could pay cash dividends of approximately $1,339,000 to the Company without prior regulatory approval.

In 2006, we declared no cash dividends. We have not declared a cash dividend since our inception and we do not expect to do so in the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•                                          raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•                                          authorizing the FDIC and the National Credit Union Administration to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006.  The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million.  The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval.  Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  At December 31, 2006, approximately 90% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our success is, and is expected to remain, highly dependent on our executive management team, consisting of Thaddeus M. Williams, our President and Chief Executive Officer, Lisa J. Maxwell, our Executive Vice President and Chief Financial Officer and William M. Waller, our Executive Vice President and Senior Lending Officer.  This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 23.9% of our fully diluted outstanding common stock as of December 31, 2006.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

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

ITEM 2.                  DESCRIPTION OF PROPERTY

The Bank’s main office is located at 120 Keys Ferry Street, McDonough, Georgia 30253.  The main office is a one-story building of approximately 6,700 square feet and features traditional bank architecture.  The Bank’s main office includes a three-lane drive-up facility, an external ATM and adequate parking.

The Bank’s Stockbridge branch sits on 1.11 acres and is located at 4421 N. Henry Boulevard, Stockbridge, Georgia 30281.  The branch is a one-story building of approximately 4,200 square feet and features traditional bank architecture.  The branch includes a two-lane drive-up facility, an external ATM and adequate parking.

The Bank’s South Point Branch is situated on 1.25 acres and is located at 1375 Highway 20 West, McDonough, Georgia 30253.  The building is a two-story building of approximately 7,000 square feet and also features traditional bank architecture.  The branch includes a two-lane drive-up facility, an external ATM and adequate parking.

In 2006, the Bank entered into a contract to purchase a branch site with an existing bank building.  This branch is located at 6145 N. Main Street, Morrow, Georgia 30260 which is in Clayton County.  The branch sits on 3.22 acres and is a one-story building of approximately 6,000 square feet.  The property was subsequently purchased on January 19, 2007.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low
Fiscal year ended December 31, 2006
First Quarter	14.79	12.50
Second Quarter	15.42	13.96
Third Quarter	14.42	13.75
Fourth Quarter	16.95	13.96
Fiscal year ended December 31, 2005
First Quarter	14.39	11.55
Second Quarter	13.14	10.98
Third Quarter	13.26	12.46
Fourth Quarter	12.92	11.58

The Company had 880 shareholders as of March 15, 2007.

On November 16, 2006, the Company approved a six-for-five stock split payable in the form of a 20 percent stock dividend to shareholders of record as of December 1, 2006 payable to shareholders on December 29, 2006.

The Company did not repurchase any of its stock in 2006.

ITEM 6.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2006 and 2005 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements.  Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 which are made a part of this annual report.

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

Another of our critical accounting policies involves stock-based compensation. The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense.  The short-cut method was used to determine the expected life of the options.  This method, as prescribed by SAB Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term.  Expected volatility was based upon the historical volatility of the Company’s stock.  Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant.  Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%.  These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.

Overview

Our 2006 results were highlighted by the overall asset growth of $54.6 million in the Company’s total assets and by net earnings of $2,561,713.  The Company’s capital base will allow for substantial growth in 2007.  Our primary market area of Henry Counties, Georgia continues to grow and we are strategically positioned to take advantage of the growth.  The area’s growth should provide a base for continued profitability.

Financial Condition at December 31, 2006 and 2005

Following is a summary of our balance sheets for the periods indicated:

	December 31,
	2006	2005
	(Dollars in Thousands)

Cash and due from banks	$5,838	$2,027
Federal funds sold	11,614	13,765
Securities available-for-sale	39,559	31,125
Restricted equity securities	2,014	1,584
Loans, net	208,005	166,757
Premises and equipment	6,013	4,113
Other assets	4,037	3,110

	$277,080	$222,481

Total deposits	$216,412	$174,336
Other borrowings	22,000	22,000
Subordinated debentures	8,248	—
Other liabilities	2,667	1,362
Stockholders’ equity	27,753	24,783

	$277,080	$222,481

As of December 31, 2006, we had total assets of $277 million. Our total assets grew by 25% in 2006.   Deposit growth of $42 million, consisting of a $6 million increase in brokered deposits and a $36 million increase in local deposits were used to fund net loan growth of $41 million with the remainder being primarily invested in securities.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  Our loan to available funding ratio has remained steady since December 31, 2005, holding in the 80-90% range.  We expect that loan and deposit growth will be significant during the coming year.  Stockholders’ equity has increased by $2.97 million due to net income of $2.6 million, decreased unrealized losses on securities available-for-sale, net of tax, of $164,583, increased unrealized losses on interest rate floors, net of tax, of $77,280, and increased by the recognition of share based compensation as required by SFAS 123(R) of $321,082.  We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

Securities

Our securities portfolio, consisting of U.S. Government and Agency securities, mortgage-backed securities and state and municipal securities, amounted to $39.6 million at December 31, 2006.  Unrealized losses on securities amounted to $497,809 at December 31, 2006.  Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Loans

We have 90% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties.  Our real estate mortgages and construction portfolio consists of loans collateralized by one- to four-family residential properties (4%), construction loans to build one- to four-family residential properties (77%), and nonresidential properties consisting primarily of small business commercial properties (19%).  We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One- to four-family residential properties	80%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	90%

The remaining 10% of the loan portfolio consists of commercial, consumer, and other loans.  We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

At December 31, 2006 we had loan commitments outstanding of $50.5 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions.  At December 31, 2006, we had arrangements with two commercial banks for short-term advances of $9,500,000.00

At December 31, 2006, our capital ratios were considered adequate based on regulatory minimum capital requirements.  Our shareholders’ equity increased due to earnings of $2.6 million.  Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency.  Currently, $1,339,000 could be paid in dividends by the Bank to the Company.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company as of December 31, 2006 are as follows:

	Company	Bank	Regulatory
	Actual	Actual	Requirements

Leverage capital ratio	13.16%	10.26%	5.00%
Risk-based capital ratios:
Core capital	15.31%	11.94%	6.00%
Total capital	16.32%	12.95%	10.00%

These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.  Anticipated future earnings should assist in keeping these ratios at satisfactory levels.  In addition, the Company has the ability to inject additional capital into the Bank if considered necessary.  During 2006, the Company issued $8,248,000 of trust preferred securities which were invested in subordinated debentures issued by the Company.  See Note 7 to the Notes to Consolidated Financial Statements for additional details.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2006.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(Dollars in Thousands)
FHLB advances	$22,000	$6,000	$—	$5,000	$11,000
Lease commitments	140	70	70	—	—
Purchase obligations	823	823	—	—	—
Subordinated debentures	8,248	—	—	—	8,248

	$31,211	$6,893	$70	$5,000	$19,248

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit.  These financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  We use the same credit policies in making commitments as we do for on-balance-sheet instruments.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  At December 31, 2006, we had outstanding commitments to extend credit through open lines of $48.8 million and outstanding standby letters of credit of approximately $1.7 million.

At December 31, 2006, we had commitments for capital expenditures of approximately $823,000 to purchase our Morrow branch facility at 6145 N. Main Street, Morrow, Georgia.  We also anticipate estimated renovation costs of approximately $500,000.

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

Results of Operations For The Years Ended December 31, 2006 and 2005

The following is a summary of our operations for the periods indicated.

	Years Ended
	2006	2005
	(Dollars in Thousands)

Interest income	$18,881	$13,340

Interest expense	(9,272)	(5,360)

Net interest income	9,609	7,980

Provision for loan losses	(480)	(740)

Other income	315	541

Other expenses	(5,385)	(3,803)

Income before income taxes	4,059	3,978

Income tax expense	(1,497)	(1,434)

Net income	$2,562	$2,544

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

Our net interest income increased by $1.6 million in 2006 as compared to the same period in 2005.  Our net interest margin was 4.00% for the year ended 2006 as compared to 4.01% in 2005. Our cost of funds increased to 4.46% for 2006 as compared to 3.19% in 2005.  Average loans were $186.7 million, average securities were $38.4 million, and average federal funds sold were $14 million.  Average interest-bearing liabilities were $207.7 million.  The rate earned on average interest-earning assets was 7.86% in 2006 compared to 6.71% in 2005.

Provision for Loan Losses

The provision for loan losses was $480,000 in 2006 as compared to $739,615 in 2005.  The amount provided was due primarily to the growth of the portfolio and a decrease in net charge-offs of $5,000 for the year ended 2006 as compared to $294,000 in 2005.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible.  Our evaluation considers past due and classified loans, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay.

As of December 31, 2006, we had $1,021,811 in nonperforming loans and assets as compared to $178,882 in 2005.  The nonperforming loans were related to one borrower. The properties securing these loans were subsequently foreclosed upon in January 2007.  We believe that there is sufficient collateral to cover the outstanding loan balances and do not anticipate any loss as a result of the disposition of the properties.  The allowance for loan losses as a percentage of total loans was 1.14% at December 31, 2006 and December 31, 2005.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees.  Other operating income was $314,663 in 2006 as compared to $541,263 in 2005. In addition to the decrease in service charges on deposit accounts due to the rollout of a free business checking product, a gain on repayment of debt in 2005 in the amount of $257,767 accounted for the year-to-date decrease in other income.

Non-interest Expense

Other expenses for the year ended December 31, 2006 consists of salaries and employee benefits ($3,052,128), equipment and occupancy expenses ($715,602), and other operating expenses ($1,616,875).  Other expenses increased by $1,581,000 for 2006 as compared to 2005.  Salaries and employee benefits have increased by $988,000 due to an increase in the number of full time equivalent employees to 48 at December 31, 2006 from 39 at December 31, 2005, other annual salary increases and the recognition of stock compensation expense of $321,082 as required by FAS 123(R). Bonuses paid to executive officers under employment agreements for 2006 and 2005 were $227,666 and $185,850, respectively.  Equipment and occupancy expenses have increased by $321,000 due to increased depreciation and occupancy expense for the two branches that opened during 2006, additional equipment needs for employees, main office renovations and other occupancy expenses related to the operations center.  The Company leases it operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.  Other operating expenses have increased by $273,000 due primarily to our overall growth.

Income Tax

Income tax expense was $1,496,899 for 2006 as compared to $1,433,502 in 2005.  The increase in our income tax provision was $63,397 as compared to 2005.  The effective tax rate for the year ended December 31, 2006 was 36.9% as compared to 36% to 2005.  The increase in our effective tax rate is due primarily to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $143,849.  We have also increased our municipal bond portfolio in an effort to offset the Company’s tax liability.

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

At December 31, 2006, our cumulative one year interest rate-sensitivity gap ratio was 118%.  Our targeted ratio is 90% to 120% in this time horizon.  This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio.  The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year but
	Within	but	Within	After
	Three	Within	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Federal funds sold	11,614	—	—	—	11,614
Interest-bearing due from	1,710	—	80	—	1,790
Securities	498	1,980	18,264	18,817	39,559
Loans	167,492	22,158	19,816	223	209,689
	181,314	24,138	38,160	19,040	262,652
Interest-bearing liabilities:
Interest-bearing demand deposits	8,013	—	15,554	—	23,567
Savings	3,016	—	3,015	—	6,031
Certificates, less than $100,000	7,777	37,111	3,117	—	48,005
Certificates, $100,000 and over	32,194	74,691	20,347	—	127,232
Other borrowings	10,000	2,000	5,000	13,248	30,248
	61,000	113,802	47,033	13,248	235,083
Interest rate sensitivity gap	120,314	(89,664)	(8,873)	5,792	27,569
Cumulative interest rate sensitivity gap	120,314	30,650	21,777	27,569
Interest rate sensitivity gap ratio	297%	21%	81%	144%
Cumulative interest rate sensitivity gap ratio	297%	118%	110%	112%

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND
SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

	December 31, 2006	December 31, 2005
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$2,585	$2,071
Interest bearing due from	1,205	1,825
Federal funds sold	14,032	9,287
Taxable securities available-for-sale, at cost	34,968	28,480
Tax-free securities available-for-sale, at cost	3,416	2,604
Unrealized losses on securities available-for-sale	(905)	(327)
Loans (2)	186,728	156,621
Allowance for loan losses	(2,100)	(1,764)
Other assets	8,821	5,601
	$248,750	$204,398

Total interest-earning assets	$240,349	$198,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$13,038	$11,428
Interest-bearing demand and savings	22,635	13,180
Time	160,694	129,021
Total deposits	196,367	153,629

Other borrowed funds	22,377	25,859
Subordinated debentures	2,011	—
Other liabilities	1,903	1,182
Total liabilities	222,658	180,670
Stockholders’ equity	26,092	23,728
	$248,750	$204,398

Total interest-bearing liabilities	$207,717	$168,060

(1)           Average balances were determined using the daily average balances for the years ended December 31, 2006 and 2005.

(2)           There were $305,000 of nonaccrual loans included in average loans in 2006 and $142,000 in 2005.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		Average		Average
	Interest	Yields	Interest	Yields
	(Dollars in Thousands)

INTEREST INCOME:
Interest and fees on loans (1)	$16,487	8.83%	$11,750	7.50%
Interest on taxable securities	1,506	4.31%	1,128	3.96%
Interest on tax-free securities	139	4.07%	108	4.15%
Interest on federal funds sold	693	4.94%	297	3.20%
Interest on due from banks	56	4.65%	57	3.12%
Total interest income	$18,881	7.86%	$13,340	6.71%

INTEREST EXPENSE:
Interest on interest-bearing demand deposits and savings	$770	3.40%	$269	2.04%
Interest on time deposits	7,450	4.64%	4,312	3.34%
Interest on other borrowed funds	908	4.06%	780	3.02%
Interest on subordinated debentures	144	7.16%	—	—
Total interest expense	$9,272	4.46%	$5,361	3.19%

NET INTEREST INCOME	$9,609		$7,979

Net interest spread		3.40%		3.52%
Net yield on average interest-earning assets		4.00%		4.01%

(1)                                  Interest and fees on loans includes $928,853 and $908,578 of loan fee income for the years ended December 31, 2006 and 2005, respectively.  There was no interest income recognized on nonaccrual loans during 2006 or 2005.

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

	Year Ended December 31,
	2006 to 2005
		Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$2,270	$2,467	$4,737
Interest on taxable securities	105	273	378
Interest on tax-free securities	(2)	33	31
Interest on federal funds sold	204	192	396
Interest on interest-bearing deposits in banks	22	(23)	(1)
Total interest income	2,599	2,942	5,541

Expense from interest-bearing
liabilities:
Interest on interest-bearing demand
deposits and savings deposits	241	260	501
Interest on time deposits	1,921	1,217	3,138
Interest on borrowings	243	(115)	128
Interest on subordinated debentures	—	144	144
Total interest expense	2,405	1,506	3,911

Net interest income	$194	$1,436	$1,630

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
U.S. Government sponsored agencies	$24,141	$18,006
Mortgage-backed securities	9,354	9,612
Municipals	6,064	3,507
Restricted equity securities	2,014	1,584
	$41,573	$32,709

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.  Restricted equity securities are not included in the table because they have no contractual maturity.

			After one year		After five years
	One year or less		through five years		through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

U.S. Government sponsored agency securities	$2,478	3.36%	$15,544	4.39%	$5,621	4.98%
Mortgage-backed securities	—		1,223	2.90%	2,680	3.92%
Municipals	—		880	3.88%	1,601	3.45%
	$2,478	3.36%	$17,647	4.26%	$9,902	4.45%

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government sponsored agency securities	$498	6.01%	$24,141	4.46%
Mortgage-backed securities	5,451	4.31%	9,354	4.02%
Municipals	3,583	4.56%	6,064	4.31%
	$9,532	4.49%	$39,559	4.33%

(1)                                  The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2006	2005
	(Dollars in Thousands)

Commercial	$17,325	$18,233
Real estate-construction	145,712	107,945
Real estate-mortgage	44,344	41,166
Consumer installment and other	3,330	1,600
	210,711	168,944
Less deferred loan fees	(314)	(270)
Less allowance for loan losses	(2,392)	(1,917)
Net loans	$208,005	$166,757

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Commercial
One year or less	$11,604
After one year through five years	5,709
After five years	12
17,325
Construction
One year or less	125,278
After one year through five years	20,399
After five years	35
145,712
Other
One year or less	26,570
After one year through five years	19,055
After five years	2,049
47,674

$210,711

The following table summarizes loans at December 31, 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$18,336
Floating or adjustable interest rates	28,923
$47,259

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans is as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)

Nonaccrual loans	$1,022	$179
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	17	1
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	14	7
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

	2006	2005
	(Dollars in Thousands)

Average amount of loans outstanding	$186,728	$156,621

Balance of allowance for loan losses at beginning of period	1,917	1,471

Loans charged off
Commercial	—	(277)
Consumer installment and other	(13)	(20)
	(13)	(297)
Loans recovered
Commercial	6	—
Consumer installment and other	2	3
	8	3

Net charge-offs	(5)	(294)

Additions to the allowance charged to operating expense during period	480	740

Balance of allowance for loan losses at end of period	$2,392	$1,917

Ratio of net loans charged off during the period to average loans outstanding	.003%	.19%

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

As of December 31, 2006, we had made no allocations of our allowance for loan losses to specific categories of loans.  Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2006		2005
		Percent of loans in		Percent of loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)

Commercial	$598	8%	$479	11%
Real estate - construction	1,076	69%	863	64%
Real estate - mortgage	478	21%	383	24%
Consumer installment and other	240	2%	192	1%
	$2,392	100%	$1,917	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$13,038		$11,428
Interest-bearing demand deposits and savings	22,635	3.40%	13,180	2.04%
Time deposits	160,694	4.64%	129,021	3.34%
Total deposits	$196,367		$153,629

(1)           Average balances were determined using the daily average balances for the years ended December 31, 2006 and 2005.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$17,453
Over three months through six months	40,169
Over six months through twelve months	37,535
Over twelve months	32,075
Total	$127,232

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	2006	2005

Return on assets (1)	1.03%	1.24%
Return on equity (2)	9.82%	10.72%
Dividend payout ratio (3)	n/a	n/a
Equity to assets ratio (4)	10.49%	11.61%

(1)                                  Net income divided by average total assets.

(2)                                  Net income divided by average equity.

(3)                                  Dividends declared per share of common stock divided by net income per share.

(4)                                  Average common equity divided by average total assets.

ITEM 7.                                                     FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors’ report thereon for year ended December 31, 2006 and attached hereto beginning at page F-1.

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

ITEM 8B.                                            OTHER INFORMATION

Not applicable.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 under the headings “Proposal — Election of Directors — Director Nominees and Continuing Directors,” “Executive Officers,” “Meetings and Committees of the Board” and “Filings Under Section 16(a)” and is incorporated herein by reference.

ITEM 10.                                              EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The other information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 under the heading “Security Ownership of Certain Beneficial Owners and Management Related Matters” and is incorporated herein by reference.

2000 Stock Incentive Plan Information

The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan was adopted by the Board of Directors on December 10, 2001 and approved by the shareholders on June 20, 2002.  On May 19, 2005, the shareholders amended the Plan to increase the number of shares reserved under the Plan from 100,000 to 250,000 and to provide that shares issued pursuant to awards under the Plan would be shares of FirstBank Financial Services, Inc. The number of shares reserved under the Plan has been adjusted to 330,000 due to the Company’s subsequent stock dividend and stock split.  The Company does not maintain any other equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	217,618	$11.73	112,382

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 under the headings “Certain Relationships and Related Transactions with Management” and is incorporated herein by reference.

ITEM 13.                                              EXHIBITS

3.1	Articles of Incorporation of FirstBank Financial Services, Inc. 1/

3.2	Bylaws of FirstBank Financial Services, Inc. 1/

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1*	Employment Agreement by and between First Bank of Henry County and Thaddeus M. Williams.2/

10.2*	Addendum to Employment Agreement by and between First Bank of Henry County and Thaddeus M. Williams. 3/

10.3*	Employment Agreement by and between FirstBank Financial Services, Inc. and Lisa J. Maxwell. 4/

10.4*	Employment Agreement by and between First Bank of Henry County and William M. Waller.

10.5*	First Bank of Henry County 2000 Stock Incentive Plan. 5/

10.6*	First Amendment to First Bank of Henry County 2000 Stock Incentive Plan. 6/

21.1	Subsidiaries of FirstBank Financial Services, Inc.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1	Certification of Chief Executive Officer.

31.1	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Compensatory plan or warrant

(1)                                  Incorporated herein by reference to Exhibits of same number in the Company’s Form 8-K filed January 23, 2006.

(2)                                  Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 23, 2006.

(3)                                  Incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 23, 2006.

(4)                                  Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 28, 2007.

(5)                                  Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 23, 2006.

(6)                                  Incorporated herein by reference to Exhibit 10.8 of the Company’s Form 8-K filed January 23, 2006.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 under the heading “Audit and Other Fees Paid to Independent Accountants” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.

By:	/s/ Thaddeus M. Williams
Thaddeus M. Williams
President and Chief Executive Officer

Date:	March 15, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Thaddeus Williams his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Federal Deposit Insurance Corporation, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry D. Adams
Larry D. Adams	Director	March 15, 2007

/s/ Wiley A. Brown, Jr.
Wiley A. Brown, Jr.	Director	March 15, 2007

/s/ Don H. Cagle
Don H. Cagle	Chairman of the Board	March 15, 2007

/s/ James Troy Chafin, III
James Troy Chafin, III	Director	March 21, 2007

/s/ William Lee Craddock, Jr.
William Lee Craddock, Jr.	Director	March 15, 2007

/s/ Luther Martin Denney, III
Luther Martin Denney, III	Director	March 15, 2007

/s/ Milton Stanley Goggins
Milton Stanley Goggins	Director	March 15, 2007

/s/ Richard Allen Grimes
Richard Allen Grimes	Director	March 15, 2007

/s/ Larry Max Phillips
Larry Max Phillips	Director	March 15, 2007

/s/ Thaddeus M. Williams
Thaddeus M. Williams	Director, President, Chief Executive Officer	March 15, 2007

/s/ Lisa J. Maxwell
Lisa J. Maxwell	Chief Financial Officer	March 15, 2007

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2006

FIRSTBANK FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FirstBank Financial Services, Inc.

McDonough, Georgia

We have audited the accompanying consolidated balance sheets of FirstBank Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBank Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 26, 2007

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Cash and due from banks	$4,047,726	$1,236,443
Interest-bearing deposits in banks	1,790,278	789,979
Federal funds sold	11,614,000	13,765,000
Securities available for sale, at fair value	39,559,041	31,125,111
Restricted equity securities, at cost	2,013,556	1,584,256

Loans, net of unearned income	210,397,450	168,674,463
Less allowance for loan losses	2,392,086	1,917,216
Loans, net	208,005,364	166,757,247

Premises and equipment	6,013,068	4,112,851
Other assets	4,036,623	3,110,034

Total assets	$277,079,656	$222,480,921

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,571,364	$11,994,193
Interest-bearing	204,840,106	162,341,815
Total deposits	216,411,470	174,336,008
Other borrowings	22,000,000	22,000,000
Subordinated debentures	8,248,000	—
Other liabilities	2,667,458	1,361,448
Total liabilities	249,326,928	197,697,456

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,831,676 and 2,359,753 issued and outstanding, respectively	14,158,380	10,726,250
Surplus	11,655,045	11,235,374
Retained earnings	2,328,567	3,298,408
Accumulated other comprehensive loss	(389,264)	(476,567)
Total stockholders’ equity	27,752,728	24,783,465

Total liabilities and stockholders’ equity	$277,079,656	$222,480,921

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Interest income:
Loans, including fees	$16,486,625	$11,749,942
Taxable securities	1,505,623	1,127,673
Tax-free securities	138,897	108,491
Deposits in banks	56,700	56,857
Federal funds sold	692,918	297,147
Total interest income	18,880,763	13,340,110

Interest expense:
Deposits	8,220,794	4,580,602
Other borrowings	1,051,415	779,912
Total interest expense	9,272,209	5,360,514

Net interest income	9,608,554	7,979,596
Provision for loan losses	480,000	739,615
Net interest income after provision for loan losses	9,128,554	7,239,981

Other income:
Service charges on deposit accounts	223,169	207,337
Other operating income	91,494	333,926
Total other income	314,663	541,263

Other expenses:
Salaries and employee benefits	3,052,128	2,064,271
Equipment and occupancy expenses	715,602	394,955
Other operating expenses	1,616,875	1,344,349
Total other expenses	5,384,605	3,803,575

Income before income taxes	4,058,612	3,977,669

Income tax expense	1,496,899	1,433,502

Net income	$2,561,713	$2,544,167

Basic earnings per share	$0.90	$0.90

Diluted earnings per share	$0.85	$0.85

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net income	$2,561,713	$2,544,167

Other comprehensive income (loss):

Net unrealized holding gains (losses) on securities available for sale arising during period, net of tax (benefits) of $54,616 and ($239,992), respectively	164,583	(465,867)

Net unrealized holding losses on interest rate floor arising during period, net of tax of $47,692 and $1,721, respectively	(77,280)	(3,341)

Other comprehensive income (loss)	87,303	(469,208)

Comprehensive income	$2,649,016	$2,074,959

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Par Value	Surplus	Earnings	Loss	Equity

Balance, December 31, 2004	2,145,250	$10,726,250	$11,235,374	$754,241	$(7,359)	$22,708,506
Net income	—	—	—	2,544,167	—	2,544,167
Other comprehensive loss	—	—	—	—	(469,208)	(469,208)
Balance, December 31, 2005	2,145,250	10,726,250	11,235,374	3,298,408	(476,567)	24,783,465
Net income	—	—	—	2,561,713	—	2,561,713
10% stock dividend	214,503	1,072,515	2,458,204	(3,531,081)	—	(362)
Six-for-five stock split	471,923	2,359,615	(2,359,615)	(473)	—	(473)
Other comprehensive income	—	—	—	—	87,303	87,303
Stock-based compensation	—	—	321,082	—	—	321,082
Balance, December 31, 2006	2,831,676	$14,158,380	$11,655,045	$2,328,567	$(389,264)	$27,752,728

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$2,561,713	$2,544,167
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	6,293	5,792
Gain on sale of other real estate owned	—	(4,691)
Depreciation and amortization	363,178	207,764
Stock-based compensation	321,082	—
Deferred taxes	(216,517)	(145,949)
Provision for loan losses	480,000	739,615
Increase in interest receivable	(617,871)	(662,122)
Increase in interest payable	1,140,943	503,148
Net other operating activities	201,865	(13,555)

Net cash provided by operating activities	4,240,686	3,174,169

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(1,000,299)	1,171,814
Purchases of securities available for sale	(11,338,842)	(11,459,580)
Proceeds from maturities of securities available for sale	3,124,112	5,715,422
Purchases of restricted equity securities	(429,300)	(178,700
Net (increase) decrease in federal funds sold	2,151,000	(4,207,000)
Net increase in loans	(41,728,117)	(35,091,660)
Proceeds from sale of other real estate owned	—	8,627
Proceeds from sale premises and equipment	3,491	39,769
Purchase of premises, equipment and software	(2,235,575)	(1,655,510)
Purchase of interest rate floor	(298,500)	(390,000)

Net cash used in investing activities	(51,752,030)	(46,046,818)

FINANCING ACTIVITIES
Net increase in deposits	42,075,462	42,972,668
Purchase of fractional shares	(835)	—
Proceeds from issuance of subordinated debentures	8,248,000	—

Net cash provided by financing activities	50,322,627	42,972,668

Net increase in cash and due from banks	2,811,283	100,019

Cash and due from banks at beginning of year	1,236,443	1,136,424

Cash and due from banks at end of year	$4,047,726	$1,236,443

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$8,131,266	$4,857,366

Income taxes	$1,871,035	$1,496,323

Financed sales of other real estate owned	$—	$95,760

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, First Bank of Henry County (the “Bank”).  The Bank is located in McDonough, Henry County, Georgia with a branch in Stockbridge, Georgia and another branch also in McDonough known as the Bank’s South Point branch.  The Bank provides a full range of banking services in its primary market areas of Henry County and surrounding counties.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $939,000 and $265,000 at December 31, 2006 and 2005, respectively.

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

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities.  Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date.  Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.  The Company had no other real estate owned at December 31, 2006 and 2005.

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

Stock-Based Compensation

At December 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 8.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee/director compensation cost was reflected in the Statement of Income for the year ended December 31, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was $321,082 lower than if the Company had continued to account for share-based compensation under Opinion 25.  The deferred tax benefit recognized as a result of stock-based compensation was $66,880, resulting in net income for the year ended December 31, 2006 being lowered by $254,202.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.99 and $0.94, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.90 and $0.85, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to options and warrants granted under the Company’s stock option and warrant plans for the year ended December 31, 2005.

Year Ended December 31,
2005

Net income, as reported	$2,544,167
Deduct: Total stock-based employee compensation expense determined under fair value based
method for all awards, net of tax of $47,769	(423,642)
Pro forma net income	$2,120,525
Earnings per share:
Basic - as reported	$.90
Basic - pro forma	$.75
Diluted - as reported	$.85
Diluted - pro forma	$.71

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.  It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements.  These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained.  At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed.  This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued FAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting equity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 2.                                                 SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
U.S. Government sponsored agency securities	$24,340,355	$26,450	$(225,850)	$24,140,955
Mortgage-backed securities	9,674,230	—	(320,495)	9,353,735
Municipal securities	6,042,265	65,791	(43,705)	6,064,351
	$40,056,850	$92,241	$(590,050)	$39,559,041
December 31, 2005:
U.S. Government sponsored agency securities	$18,342,527	$366	$(336,648)	$18,006,245
Mortgage-backed securities	10,010,592	—	(398,631)	9,611,961
Municipal securities	3,489,001	42,428	(24,524)	3,506,905
	$31,842,120	$42,794	$(759,803)	$31,125,111

Securities with a carrying value of $25,366,000 and $26,353,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The market value of securities is based on quoted market values and is significantly affected by the interest rate environment.  At December 31, 2006, unrealized losses represented 1.47% of the amortized cost.  These unrealized losses are considered temporary because of acceptable investment grades on each security.

The following tables show the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government sponsored agencies	$4,931,835	$(17,244)	$14,436,745	$(208,606)	$19,368,580	$(225,850)
State and municipal securities	1,245,854	(11,342)	1,308,072	(32,363)	2,553,926	(43,705)
Mortgage-backed securities	1,051,032	(5,455)	8,302,702	(315,040)	9,353,734	(320,495)
Total temporarily impaired securities	$7,228,721	$(34,041)	$24,047,519	$(556,009)	$31,276,240	$(590,050)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government sponsored agencies	$13,858,570	$(255,799)	$3,653,175	$(80,849)	$17,511,745	$(336,648)
State and municipal securities	1,530,550	(23,848)	133,622	(676)	1,664,172	(24,524)
Mortgage-backed securities	2,263,573	(55,939)	7,348,388	(342,692)	9,611,961	(398,631)
Total temporarily impaired securities	$17,652,693	$(335,586)	$11,135,185	$(424,217)	$28,787,878	$(759,803)

The amortized cost and fair value of debt securities as of December 31, 2006 by contractual maturity are shown below.  Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in less than one year	$2,499,487	$2,478,350
Due from one to five years	16,557,344	16,424,119
Due from five to ten years	7,279,619	7,222,133
Due from greater than ten years	4,046,170	4,080,704
Mortgage-backed securities	9,674,230	9,353,735
	$40,056,850	$39,559,041

The Company had no sales of securities available for sale during 2006 or 2005.

NOTE 3.                LOANS

The composition of loans is summarized as follows:

	December 31,
	2006	2005

Commercial	$17,325,000	$18,233,000
Real estate – construction	145,712,000	107,945,000
Real estate – other	44,344,000	41,166,000
Consumer	3,330,613	1,600,526
	210,711,613	168,944,526
Unearned income	(314,163)	(270,063)
Allowance for loan losses	(2,392,086)	(1,917,216)
Loans, net	$208,005,364	$166,757,247

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2006	2005

Balance, beginning of year	$1,917,216	$1,471,333
Provision for loan losses	480,000	739,615
Loans charged off	(12,723)	(296,299)
Recoveries of loans previously charged off	7,593	2,567
Balance, end of year	$2,392,086	$1,917,216

The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $1,021,811 and $178,882 at December 31, 2006 and 2005, respectively.  There were no impaired loans that had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2006 and 2005.  The average recorded investment in impaired loans for 2006 and 2005 was $305,065 and $142,161, respectively.  Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2006 and 2005.  Total loans past due ninety days or more and still accruing interest was $17,162 and $1,522 at December 31, 2006 and 2005, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2006 are as follows:

Balance, beginning of year	$2,237,133
Changes in related parties	(18,171)
Advances	5,742,335
Repayments	(4,499,197)
Balance, end of year	$3,462,100

NOTE 4.                PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2006	2005

Land	$1,494,006	$1,479,006
Buildings	3,354,009	952,378
Construction in progress	—	1,094,303
Leasehold improvements	166,977	166,977
Equipment	1,789,815	910,589
	6,804,807	4,603,253
Accumulated depreciation	(791,739)	(490,402)
	$6,013,068	$4,112,851

The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.  The initial term of the lease is three years with two renewal options, each being for one year.  Rental expense for the years ended December 31, 2006 and 2005 was $69,139 and $40,331, respectively.

Software costs of $130,237 and $127,036, net of accumulated amortization of $79,465 and $38,660, are included in other assets as of December 31, 2006 and 2005, respectively.

The Company was under contractual obligation to purchase land with an existing branch building on the property for $837,500 in Morrow, Georgia.  As of December 31, 2006, a $15,000 earnest payment had been made.  The property was subsequently purchased on January 19, 2007.

NOTE 5.                                                 DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $127,231,828 and $110,506,059, respectively.  Total brokered time deposits at December 31, 2006 and 2005 were $85,786,000 and $79,873,000, respectively.  The scheduled maturities of time deposits at December 31, 2006 are as follows:

2007	$140,045,104
2008	33,468,515
2009	602,578
2010	608,528
2011	492,288
$175,217,013

Overdraft demand deposits reclassified to loans totaled $8,438 and $2,961 at December 31, 2006 and 2005, respectively.

NOTE 6.                                                 OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2006	2005
Variable rate credit advances from Federal Home Loan Bank, with a weighted average rate of 5.44% at December 31, 2006.	$2,000,000	$—

Fixed rate credit advances from Federal Home Loan Bank, with a weighted average rate of 2.74% at December 31, 2006.	4,000,000	9,000,000

Convertible rate credit advances from Federal Home Loan Bank, with a weighted average rate of 4.40% at December 31, 2006.	16,000,000	13,000,000
	$22,000,000	$22,000,000

The contractual maturities of other borrowings as of December 31, 2006 are as follows:

2007	$6,000,000
2011	5,000,000
2012	6,000,000
2014	3,000,000
2015	2,000,000
$22,000,000

All Federal Home Loan Bank advances are secured by loans with a carrying value of $2,705,304, and securities with a carrying value of $21,423,837 at December 31, 2006.

During 2005, the Company prepaid a Federal Home Loan Bank borrowing and recognized a gain of $257,767 on the prepayment.

NOTE 7.                                                 SUBORDINATED DEBENTURES

In 2006, the Company formed a wholly-owned grantor trust to issue floating rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust securities in subordinated debentures of the Company.  The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after October 7, 2011.  The sole assets of the guarantor trust are the floating rate subordinated debentures of the Company (the debentures).  The Company has the right to defer interest payments on the debentures up to ten consecutive semi-annual periods (five years), so long as the Company is not in default under the subordinated debentures.  Interest compounds during the deferral period.  No deferral period may extend beyond the maturity date.

The preferred securities are subject to redemption, in whole or in part, upon repayment of the subordinated debentures at maturity on October 7, 2036 or their earlier redemption.  The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after October 7, 2011, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.

The Company has guaranteed the payment of all distributions the Trust is obligated to make, but only to the extent the Trust has sufficient funds to satisfy those payments.  The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee agreement, the trust agreement, the subordinated debentures, and the indenture provide, in aggregate, a full, irrevocable and unconditional guarantee of all of the obligations of the trust under the preferred securities on a subordinated basis.

The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes.  The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies.  In calculating the amount of Tier 1 qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities).  As of December 31, 2006, all of the trust preferred securities qualified as Tier 1 capital.  Such Tier 1 capital treatment provides the company with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

The trust preferred securities and the related debentures were issued on October 4, 2006.  Both financial instruments bear an identical annual rate of interest of 7.03% at December 31, 2006.  Distributions on the trust preferred securities are paid quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2006.  Interest on the debentures is paid on the corresponding dates.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2006 was $8,000,000.  The aggregate principal amount of debentures outstanding at December 31, 2006 was $8,248,000.

NOTE 8.                EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock-Based Compensation Plans

The Company adopted a stock option plan during 2005 which grants key employees options to purchase shares of common stock of the Company.  Option prices and terms are determined by a committee appointed by the Board of Directors.  The plan provides for options to purchase a total of 330,000 shares of common stock of the Company.  As of December 31, 2006, options to purchase 231,286 shares of common stock have been granted under the plan.

In recognition of the efforts and financial risks undertaken by the Company’s organizers, the Company granted each organizer an opportunity to purchase a number of shares of the Company’s common stock.  The warrants vest over a three year period from the date the Company commenced operations and are exercisable in whole or in part during the ten year period following the commencement date, at an exercise price equal to $7.58 per share.  The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws.  At December 31, 2006, there were warrants outstanding to purchase a total of 262,416 shares of common stock of the Company.

A summary of the status of the fixed stock option and warrant plans is as follows:

	Years Ended December 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Options outstanding, beginning of year	428,615	$8.77	344,916	$7.58
Granted	68,154	14.84	83,699	13.68
Exercised	—	—	—	—
Forfeited	(3,067)	13.71	—	—
Options outstanding, end of year	493,702	9.58	428,615	8.77

Exercisable, end of year	445,022	9.46	379,235	8.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed in the following table.  Expected volatility has been determined based upon the historical volatility of the Company’s stock.  The expected term of the options granted is based upon the short-cut method and represents the period of time that the options granted are expected to be outstanding.  Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant date.  Historical data is used to estimate option exercised and employee terminations within the model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Year Ended December 31, 2006

Expected dividends (as a percentage of the fair value of the stock)	0%
Expected life of the options	5-6 years
Expected volatility	21.00%-21.39%
Weighted average expected volatility	21.20%
Risk-free interest rate	4.31%-4.70%
Weighted-average grant date fair value	$4.45

At December 31, 2006, there was $91,416 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.32 years.  At December 31, 2006, the intrinsic value of outstanding options was $3,171,344 and the intrinsic value of exercisable options was $2,912,310.

A further summary of the stock options and warrants outstanding at December 31, 2006 follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$7.58	344,916	4.98 years	$7.58	320,716	$7.58
13.68	80,917	8.40 years	13.68	71,109	13.68
13.75 - 14.38	33,869	8.94 years	13.83	19,197	13.86
15.21	6,000	9.33 years	15.21	6,000	15.21
16.00	28,000	10.00 years	16.00	28,000	16.00
	493,702	6.15 years	9.58	445,022	9.46

401(k) Profit Sharing Plan

The Company has a 401(K) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were $52,538 and $43,124 for the years ended December 31, 2006 or 2005, respectively.

NOTE 9.                                                 INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2006	2005

Current	$1,713,416	$1,579,451
Deferred	(216,517)	(145,949)
Income tax expense	$1,496,899	$1,433,502

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2006	2005

Tax provision at statutory federal rate	$1,379,928	$1,352,407
State income taxes	117,411	112,668
Tax-free interest	(38,339)	(32,015)
Stock based compensation	48,909	-
Other items, net	(11,010)	442
Income tax expense	$1,496,899	$1,433,502

The components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Loan loss reserves	$692,744	$551,174
Preopening expenses	15,729	51,423
Unearned loan fees	118,553	101,911
Non-qualified stock option expense	66,880	—
Securities available for sale	189,167	243,783
Interest rate derivatives	49,413	1,721
	1,132,486	950,012
Deferred tax liabilities:
Depreciation	65,816	92,935

Net deferred tax assets	$1,066,670	$857,077

NOTE 10.                                          EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share:

	Years Ended December 31,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	2,831,676	2,831,676

Net income	$2,561,713	$2,544,167

Basic earnings per share	$.90	$.90

Diluted Earnings Per Share:
Weighted average common shares outstanding	2,831,676	2,831,676
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	175,013	151,380
Total weighted average common shares and common stock equivalents outstanding	3,006,689	2,983,056

Net income	$2,561,713	2,544,167

Diluted earnings per share	$.85	$.85

NOTE 11.                                          COMMITMENTS AND CONTINGENCIES

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

	December 31,
	2006	2005

Commitments to extend credit	$48,844,407	$38,446,388
Standby letters of credit	1,702,671	996,206
	$50,547,078	$39,442,594

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

At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2006 and 2005.

Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  The goal is to manage interest rate sensitivity by modifying the repricing characteristics of certain assets and liabilities so that certain movements in interest rates do not, on a material basis, adversely affect the net interest margin.  The Company views this strategy as prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.  As a matter of policy, the Company does not use speculative derivative instruments for interest rate risk management.

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

All of the Company’s derivative financial instruments are classified as highly effective cash flow hedges.  For the year ended December 31, 2006, there were no material amounts recognized which represented the ineffective portion of cash flow hedges.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

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

Information pertaining to outstanding interest rate derivatives used to hedge variable-rate deposits is as follows:

	December 31,
	2006	2005
Notional amount	$247,951	$250,197
Weighted average maturity in years	1.66 years	2.64 years

Fair value of S&P call options included in other liabilities	$84,934	$68,807

Fair value of FHLB derivative contracts included as a reduction of deposit liabilities	$10,490	$17,629

The Company recognized net expense for the year ended December 31, 2006 as a result of these interest rate derivatives in the amount of $11,709, of which $7,443 is included in interest expense and $4,266 is included in other operating expenses as compared to a net expense of $15,226, of which $8,252 is included in interest expense and $6,974 is included in other operating expenses for the year ended December 31, 2005.

Another component of the Company’s interest rate risk management strategy is the implementation of interest rate floors.  In addition to the 2005 interest rate floor purchase with a $40 million notional amount and a 7.50% strike, the Company purchased an additional interest rate floor in 2006 with a $30 million notional amount and an 8.50% strike.  These instruments are being used as a hedge for the Company’s prime-based loan portfolio.

Information pertaining to the interest rate floors is as follows:

	December 31,
	2006	2005
Notional amount	$70,000,000	$40,000,000
Weighted average maturity in years	1.49 years	2.42 years

Fair value of the floor option value included in other assets	$400,000	$374,000

The Company recognized a net expense for the year ended December 31, 2006 as a result of the interest rate floor in the amount of $96,139 which is included as a reduction of loan interest income as compared to a net expense of $10,937 for the year ended December 31, 2005.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Employment Agreements

In 2004, the Company entered into employment agreements with certain officers of the Company with initial terms ranging from three to four years requiring annual salaries totaling $645,500.  The agreements are automatically extended for an additional twelve months on the initial term date and each anniversary date thereafter unless proper notification is given.  The officers are entitled to receive annual salary increases, and are eligible to receive discretionary bonuses and stock option incentives as may be determined by the Company’s Board of Directors.  The total annual salaries under these agreements for 2006 and 2005 were $711,664 and $677,775, respectively, and bonuses paid under the employment agreements for 2006 and 2005 were $227,666 and $185,850, respectively.

NOTE 12.                                          CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential and consumer loans to customers in Henry County and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

90% of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area.  Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area.  The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $5,570,000.

NOTE 13.                                          REGULATORY MATTERS

The Company is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2006, approximately $1,339,000 was available for dividend declaration.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined.  Management believes, as of December 31, 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total Capital to Risk Weighted Assets
Consolidated	$38,534	16.32%	$18,887	8%	$	N/A	N/A
First Bank of Henry County	$30,579	12.95%	$18,886	8%		$23,607	10%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$36,142	15.31%	$9,443	4%	$	N/A	N/A
First Bank of Henry County	$28,187	11.94%	$9,443	4%		$14,164	6%
Tier 1 Capital to Average Assets
Consolidated	$36,142	13.16%	$10,989	4%	$	N/A	N/A
First Bank of Henry County	$28,187	10.26%	$10,988	4%		$13,736	5%

As of December 31, 2005:
Total Capital to Risk Weighted Assets
Consolidated	$27,177	14.38%	$15,119	8%	$	N/A	N/A
First Bank of Henry County	$27,156	14.37%	$15,118	8%		$18,898	10%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$25,260	13.37%	$7,559	4%	$	N/A	N/A
First Bank of Henry County	$25,239	13.36%	$7,557	4%		$11,335	6%
Tier 1 Capital to Average Assets
Consolidated	$25,260	11.80%	$8,563	4%	$	N/A	N/A
First Bank of Henry County	$25,239	11.79%	$8,563	4%		$10,704	5%

NOTE 14.                                          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Subordinated Debentures:  The fair value of the Company’s variable rate subordinated debentures approximates the carrying value.

Accrued Interest:  The carrying amount of accrued interest approximates fair value.

Interest Rate Derivatives:  The fair value of interest rate derivatives is based on quoted market prices.

Off-Balance Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$17,452,004	$17,452,004	$15,791,422	$15,791,422
Securities available for sale	39,559,041	39,559,041	31,125,111	31,125,111
Restricted equity securities	2,013,556	2,013,556	1,584,256	1,584,256
Loans	208,005,364	209,791,903	166,757,247	166,735,659
Accrued interest receivable	2,100,878	2,100,878	1,483,007	1,483,007
Interest rate derivatives	400,000	400,000	374,000	374,000

Financial liabilities:
Deposits	216,411,470	202,291,281	174,336,008	173,695,813
Other borrowings	22,000,000	21,903,125	22,000,000	21,724,281
Subordinated debentures	8,248,000	8,248,000	—	—
Accrued interest payable	2,278,493	2,278,493	1,137,550	1,137,550
Interest rate derivatives	74,444	74,444	51,178	51,178

NOTE 15.                                          SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2006	2005
Other operating income:
Gain on prepayment of debt	$—	$257,767

Other operating expenses:
Audit and accounting fees	96,293	147,781
Data processing expense	175,047	132,270

NOTE 16.                                          PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of income, and cash flows of FirstBank Financial Services, Inc. as of and for the years ended December 31, 2006 and 2005.

CONDENSED BALANCE SHEETS

	2006	2005
Assets
Cash	$7,897,175	$2,515
Investment in subsidiary	27,798,420	24,763,031
Restricted equity securities	248,000	—
Other assets	84,514	17,919
Total assets	$36,028,109	$24,783,465

Liabilities and Stockholders’ Equity
Subordinated debentures	$8,248,000	$—
Other liabilities	27,381	—
Total liabilities	8,275,381	—

Stockholders’ equity	27,752,728	24,783,465
Total liabilities and stockholders’ equity	$36,028,109	$24,783,465

CONDENSED STATEMENTS OF INCOME

	2006	2005
Income
Interest income	$4,315	$—
Dividends from subsidiary	50,000	50,000
Total income	54,315	50,000

Expenses
Interest expense	143,513	—
Expenses, other	45,965	47,485
Total expenses	189,478	47,485
Income (loss) before income tax benefits and equity in undistributed income of subsidiary	(135,163)	2,515

Income tax benefits	69,873	17,919
Income (loss) before equity in undistributed income of subsidiary	(65,290)	20,434
Equity in undistributed income of subsidiary	2,627,003	2,342,079
Net income	$2,561,713	$2,362,513

Earnings of the Bank prior to the acquisition by the Company amounted to $181,654 and are included in the 2005 consolidated statements of income.

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005
OPERATING ACTIVITIES
Net income	$2,561,713	$2,362,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(2,627,003)	(2,342,079)
Other operating activities	(39,215)	(17,919)

Net cash provided by (used in) operating activities	(104,505)	2,515

INVESTING ACTIVITIES
Purchase of restricted equity securities	(248,000)	—

Net cash used in investing activities	(248,000)	—

FINANCING ACTIVITIES
Proceeds from issuance of subordinated debentures	8,248,000	—
Payment for fractional shares	(835)	—

Net cash provided by financing activities	8,247,165	—

Net increase in cash	7,894,660	2,515
Cash at beginning of year	2,515	—
Cash at end of year	$7,897,175	$2,515

NOTE 17.                                          STOCK DIVIDEND

On November 16, 2006, the Company declared a six-for-five stock split payable to shareholders of record on December 1, 2006 which was distributed on December 29, 2006.  Earnings per common share for the year ended December 31, 2005 and all stock option and warrant information has been retroactively adjusted for the dividend as if it occurred on January 1, 2005.