Form 10-Q
period 2007-03-31
FirstBank Financial Services, Inc.
filed 2007-05-14
CIK 1316410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2007: 2,831,676 shares,
$5.00 par value per share.

FIRSTBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$7,115,628	$4,047,726
Interest-bearing deposits in banks	1,716,760	1,790,278
Federal funds sold	12,847,000	11,614,000
Securities available for sale, at fair value	41,825,607	39,559,041
Restricted equity securities, at cost	1,886,856	2,013,556

Loans, net of unearned income	229,475,996	210,397,450
Less allowance for loan losses	2,595,957	2,392,086
Loans, net	226,880,039	208,005,364

Premises and equipment	6,835,846	6,013,068
Other real estate owned	1,034,731	—
Other assets	5,186,138	4,036,623

Total assets	$305,328,605	$277,079,656

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$14,091,814	$11,571,364
Interest-bearing	231,352,975	204,840,106
Total deposits	245,444,789	216,411,470
Other borrowings	20,000,000	22,000,000
Subordinated debentures	8,248,000	8,248,000
Other liabilities	3,326,615	2,667,458
Total liabilities	277,019,404	249,326,928

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,831,676 shares issued and outstanding	14,158,380	14,158,380
Surplus	11,724,601	11,655,045
Retained earnings	2,804,083	2,328,567
Accumulated other comprehensive loss	(377,863)	(389,264)
Total stockholders’ equity	28,309,201	27,752,728

Total liabilities and stockholders’ equity	$305,328,605	$277,079,656

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Interest income
Loans, including fees	$4,849,224	$3,553,984
Taxable securities	435,231	328,545
Tax-free securities	51,694	26,026
Deposits in banks	28,812	134,458
Federal funds sold	131,167	21,653
Total interest income	5,496,128	4,064,666

Interest expense
Deposits	2,732,535	1,605,002
Other borrowings	378,879	212,613
Total interest expense	3,111,414	1,817,615

Net interest income	2,384,714	2,247,051
Provision for loan losses	210,000	45,000
Net interest income after provision for loan losses	2,174,714	2,202,051

Other income
Service charges on deposit accounts	111,661	53,451
Gain (loss) on sale of assets	(3,956)	1,425
Other operating income	27,740	18,712
Total other income	135,445	73,588

Other expenses
Salaries and employee benefits	764,254	671,874
Equipment and occupancy expenses	205,652	157,358
Loss on sale of securities available for sale	20,024	—
Other operating expenses	564,782	416,188
Total other expenses	1,554,712	1,245,420

Income before income taxes	755,447	1,030,219

Income tax expense	279,931	377,658

Net income	$475,516	$652,561

Basic earnings per share	$0.17	$0.23

Diluted earnings per share	$0.16	$0.22

Cash dividends per share	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net income	$475,516	$652,561

Other comprehensive income (loss):

Net unrealized holding losses arising during period, net of tax benefit	(17,605)	(61,105)

Reclassification adjustment for losses on securities available for sale realized in net income, net of tax benefit	12,415	—

Net unrealized holding gains (losses) on interest rate floors arising during period, net of tax (benefit)	16,591	(25,802)

Other comprehensive income (loss)	11,401	(86,907)

Comprehensive income	$486,917	$565,654

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$475,516	$652,561
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	3,956	(1,425)
Loss on sale of securities available for sale	20,024	—
Depreciation and amortization	112,845	78,679
Stock compensation expense	69,557	58,089
Provision for loan losses	210,000	45,000
Increase in interest receivable	(141,659)	(41,107)
Decrease in interest payable	(145,094)	(101,243)
Net other operating activities	(193,917)	257,888

Net cash provided by operating activities	411,228	948,442

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	73,518	(958,385)
Purchases of securities available for sale	(5,117,623)	(4,496,730)
Proceeds from maturities of securities available for sale	1,345,161	1,352,098
Proceeds from sales of securities available for sale	1,477,500	—
Net (increase) decrease in restricted equity securities	126,700	(226,300)
Net increase in federal funds sold	(1,233,000)	(20,164,000)
Net increase in loans	(20,119,406)	(651,830)
Proceeds from sale of assets	22,000	1,425
Purchase of premises, equipment and software	(951,495)	(516,556)

Net cash used in investing activities	(24,376,645)	(25,660,278)

FINANCING ACTIVITIES
Net increase in deposits	29,033,319	25,242,181
Net increase (decrease) in borrowings	(2,000,000)	1,000,000
Purchase of fractional shares	—	(362)

Net cash provided by financing activities	27,033,319	26,241,819

Net increase in cash and due from banks	3,067,902	1,529,983

Cash and due from banks at beginning of period	4,047,726	1,236,443

Cash and due from banks at end of period	$7,115,628	$2,766,426

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$11,401	$(86,907)
Loans transferred to other real estate owned	$1,021,811	$—

Supplemental disclosures of cash flow information -

Cash paid during the period for interest	$3,256,508	$1,918,858
Cash paid during the period for income taxes	$60,854	$89,035

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, FirstBank Financial Services, formerly First Bank of Henry County, (the “Bank”). The Bank is a commercial bank located in McDonough, Henry County, Georgia with a branch in Stockbridge, Georgia and another branch also in McDonough known as the Bank’s South Point branch.

The accompanying consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Company’s financial position and results for the interim period ended March 31, 2007.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Stock Compensation Plans

At March 31, 2007, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement
123(R).

At March 31, 2007, there was approximately $48,735 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.36 years. Stock based compensation expense recognized in earnings totaled $69,557 and $58,089 as of March 31, 2007 and 2006, respectively.

NOTE 3.  Earnings Per Common Share

SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share.  In this regard, the Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income.  Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”.  Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	2,831,676	2,831,676

Net income	$475,516	$652,561

Basic earnings per share	$0.17	$0.23

Diluted earnings per share:
Weighted average common shares outstanding	2,831,676	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	172,443	151,800
Total weighted average common shares and common stock equivalents outstanding	3,004,119	2,983,476

Net income	$475,516	$652,561

Diluted earnings per share	$0.16	$0.22

NOTE 4.  Recent Accounting Pronouncements

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

NOTE 4.  Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not chosen to early adopt this statement.

NOTE 5.  Stock Dividend

On November 16, 2006, the Company declared a six-for-five stock split payable to shareholders of record on December 1, 2006 which was distributed on December 29, 2006.  Earnings per common share for the period ended March 31, 2006 and all stock option and warrant information has been retroactively adjusted for the dividends as if it occurred on January 1, 2006.

NOTE 6.  Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  One interest rate derivative is used to hedge variable-rate deposits.  This instrument is reflected in other liabilities at March 31, 2007 at a fair value of $86,782.  The Company has two other derivatives, interest rate floors, one with a notional value of $40 million and a 7.50% strike and the other with a notional value of $30 million and an 8.50% strike.  The fair value of these instruments at March 31, 2007 is $362,044 and is reflected in other assets.  The instruments are more fully described in the Company’s annual report dated December 31, 2006.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statement of FirstBank Financial Services, Inc.  Our significant accounting policies are described in the footnotes to the financial statements for FirstBank Financial Services, Inc. at December 31, 2006 as filed in our annual report on Form 10-KSB, which was filed with the Securities and Exchange Commission.

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

A provision for loan losses was made during the first quarter of 2007 of $210,000 as compared to $45,000 in the first quarter of 2006 resulting in an increase of $165,000 on a comparative basis.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio and the increase in loan growth as compared to the same period in 2006. The allowance for loan losses as a percentage of total loans was 1.13% at March 31, 2007 as compared to 1.14% at December 31, 2006.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

During the first quarter of 2007, the Company foreclosed on the properties related to loans totaling approximately $1,022,000 that were included in non-accrual loans as of December 31, 2006.  Additional expenses have been capitalized for the first three months of 2007 totaling approximately $13,000.  Management does not anticipate any significant losses in the disposition of these properties.

Subsequent to the first quarter, loans to a single borrower totaling approximately $2,321,000 were classified as non-accrual loans.  Management will continue to evaluate the necessity of recording additional reserves as more information becomes available on the borrower’s workout plan for these loans.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there any significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	March 31,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$—	$119
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	23	25
Restructured loans	—	—
Potential problem loans	2,321	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$217,403	$171,120
Balance of allowance for loan losses at beginning of period	$2,392	$1,917
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(6)	(5)
	(6)	(5)
Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	1
	—	1
Net charge-offs	(6)	(4)
Additions to allowance charged to operating expense during period	210	45
Balance of allowance for loan losses at end of period	$2,596	$1,958
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At March 31, 2007 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at March 31, 2007 were considered satisfactory.

At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At March 31, 2007, the Company had unused available federal fund lines of $9.5 million and unused Federal Home Loan Bank borrowing capacity of approximately $35.4 million.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of March 31, 2007, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $21,679,388 as of March 31, 2007 as compared to $17,452,004 as of December 31, 2006.  Total cash and due from banks amounted to $7,115,628 representing 2.33% of total assets.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source.  Total brokered deposits amounted to $97.5 million as of March 31, 2007.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the three-month period ended March 31, 2007, total deposits increased from $216.4 million at December 31, 2006 to $245.4 million at March 31, 2007.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The minimum capital requirements and the actual capital ratios for the Company and the Bank at March 31, 2007 are as follows:

			Minimum
			Regulatory
	Company	Bank	Requirement

Leverage capital ratios	12.50%	10.11%	4.00%
Risk-based capital ratios:
Tier I capital	14.21%	11.17%	4.00%
Total capital	15.22%	12.18%	8.00%

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

March 31,
2007

Commitments to extend credit	$45,418,000
Letters of credit	1,579,000
$46,997,000

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

Financial Condition

Our total assets grew by 10.20% for the first three months of 2007.  Deposit growth of approximately $29.03 million was used to fund net loan growth of approximately $19.1 million with the remainder being primarily invested in securities or maintained in cash and due from banks and federal funds sold.  Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  Our loan to available funds ratio has remained steady since December 31, 2006, holding in the 83-88% range.  Advances from the Federal Home Loan Bank decreased by $2 million for the three months ended March 31, 2007.  The net decrease is the result a $3 million advance being called, $4 million of advances maturing and the subsequent borrowing of an additional $5 million advance.

Stockholders’ equity has increased by $556,473 due to net income of $475,516, a decrease in unrealized losses on securities available-for-sale, net of tax, of $11,401 and including recognition of share based payments transactions as required by SFAS 123(R) of $69,556.

The Company opened two branches during 2006 and is currently branching into Clayton county.  The Company has contractual obligations for approximately $519,000 of renovation costs for this additional branch.

In an effort to offset the Company’s state tax liability, the Company has commitments to purchase $1 million of state tax credits with $200,000 having already been paid and the remaining $800,000 to be paid in the fourth quarter of 2007.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)

Interest income	$5,496	$4,065
Interest expense	(3,111)	(1,818)
Net interest income	2,385	2,247
Provision for loan losses	(210)	(45)
Other income	135	74
Other expense	(1,555)	(1,245)
Pretax income	755	1,031
Income tax expense	280	378
Net income	$475	$653

Net Interest Income

Our net interest income increased approximately $138,000 for the first quarter of 2007 as compared to the same period in 2006.  Our net interest margin decreased to 3.49% during the first three months of 2007 as compared to 4.10% for the first three months of 2006.  The increase in net interest income is due primarily to the increased volume of average loans outstanding.   Our cost of funds increased to 5.11% for the first three months of 2007 as compared to 3.86% for the first three months of 2006.

Noninterest Income

Noninterest income increased approximately $61,000 for the first quarter of 2007 as compared to the same period in 2006.  The increase in the first quarter of 2007 consists of $58,000 in service charges on deposit accounts, a $4,000 loss on sale of assets, and a $9,000 increase in other income.

Noninterest Expenses

Noninterest expenses increased approximately $310,000 for the first quarter of 2007. This increase consists of an increase of $92,000 in salaries and employee benefits, $49,000 in equipment and occupancy, $20,000 in losses on sale of securities and $149,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees.  Equipment and occupancy expenses have increased due to the need for additional equipment for employees and for the new branches.  The increases in other operating expenses are due primarily to our overall growth. The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.

Income Taxes

We have recorded a provision for income taxes of $280,000 for the three months ended March 31, 2007 as compared to $378,000 for the same period in 2006.  The decrease in our income tax provision was $98,000 for the three months ended March 31, 2007 compared to the same period in 2006. The effective tax rate for the three months ended March 31, 2007 was 37.1% as compared to 36.7% for the same period in 2006.  The increase in our effective tax rate is due primarily to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $53,535.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by Item 3 is being omitted in reliance upon instruction 1 to paragraph 305(c) of Regulation S-K, which states that such information is not required until after the first fiscal year end in which Item 305 of Regulation S-K is applicable.

ITEM 4.  Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II – OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

Item 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should consider the factors discussed in Part 1, “Item 1 – Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

There have been no material changes in the risk factors relating to the Company or its business during the three months ended March 31, 2007.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.            DEFAULTS UPON SENIOR SECURITIES

None

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.            OTHER INFORMATION

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

May 14, 2007	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, President and C.E.O.
(Principal Executive Officer)

May 14, 2007	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)