Form 10-Q
period 2007-06-30
FirstBank Financial Services, Inc.
filed 2007-08-13
CIK 1316410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2007: 2,831,676 shares, $5.00 par value per share.

FIRSTBANK FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$4,053,845	$4,047,726
Interest-bearing deposits in banks	1,127,740	1,790,278
Federal funds sold	5,694,000	11,614,000
Securities available for sale, at fair value	47,006,910	39,559,041
Restricted equity securities, at cost	2,291,856	2,013,556

Loans, net of unearned income	240,089,083	210,397,450
Less allowance for loan losses	2,799,484	2,392,086
Loans, net	237,289,599	208,005,364

Premises and equipment	7,080,965	6,013,068
Other real estate owned	900,770	—
Other assets	5,756,395	4,036,623

Total assets	$311,202,080	$277,079,656

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,466,913	$11,571,364
Interest-bearing	231,262,557	204,840,106
Total deposits	242,729,470	216,411,470
Other borrowings	29,000,000	22,000,000
Subordinated debentures	8,248,000	8,248,000
Other liabilities	2,763,419	2,667,458
Total liabilities	282,740,889	249,326,928

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,831,676 shares issued and outstanding	14,158,380	14,158,380
Surplus	11,759,975	11,655,045
Retained earnings	3,412,795	2,328,567
Accumulated other comprehensive loss	(869,959)	(389,264)
Total stockholders’ equity	28,461,191	27,752,728

Total liabilities and stockholders’ equity	$311,202,080	$277,079,656

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income
Loans, including fees	$5,284,558	$3,853,169	$10,133,782	$7,407,153
Taxable securities	468,410	364,633	903,641	693,178
Tax-free securities	64,600	33,631	116,294	59,657
Deposits in banks	22,155	12,074	50,967	33,727
Federal funds sold	57,487	168,368	188,654	302,826
Total interest income	5,897,210	4,431,875	11,393,338	8,496,541

Interest expense
Deposits	2,974,041	1,827,029	5,706,576	3,432,031
Other borrowings	421,178	225,242	800,057	437,855
Total interest expense	3,395,219	2,052,271	6,506,633	3,869,886

Net interest income	2,501,991	2,379,604	4,886,705	4,626,655
Provision for loan losses	205,000	135,000	415,000	180,000
Net interest income after provision for loan losses	2,296,991	2,244,604	4,471,705	4,446,655

Other income
Service charges on deposit accounts	77,131	54,034	188,792	107,485
Gain (loss) on sale of assets	—	—	(3,956)	1,425
Gain on sale of other real estate owned	21,306	—	21,306	—
Other operating income	31,649	25,067	59,389	43,779
Total other income	130,086	79,101	265,531	152,689

Other expenses
Salaries and employee benefits	780,148	788,081	1,544,402	1,459,955
Equipment and occupancy expenses	217,183	148,986	422,835	306,344
Loss on sale of securities available for sale	8,966	—	28,990	—
Other operating expenses	478,371	408,604	1,043,153	824,792
Total other expenses	1,484,668	1,345,671	3,039,380	2,591,091

Income before income taxes	942,409	978,034	1,697,856	2,008,253

Income tax expense	333,697	375,273	613,628	752,931

Net income	$608,712	$602,761	$1,084,228	$1,255,322

Basic earnings per share	$0.21	$0.21	$0.38	$0.44

Diluted earnings per share	$0.20	$0.20	$0.36	$0.42

Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$608,712	$602,761	$1,084,228	$1,255,322

Other comprehensive income (loss):

Net unrealized holding losses arising during period, net of tax benefit	(454,355)	(354,451)	(484,375)	(415,556)

Reclassification adjustment for losses on securities available for sale realized in net income, net of tax benefit	5,559	—	17,974	—

Net unrealized holding losses on interest rate floors arising during period, net of tax benefit	(48,859)	(37,537)	(32,268)	(63,338)

Other comprehensive loss	(497,655)	(391,988)	(498,669)	(478,894)

Comprehensive income	$111,057	$210,773	$585,559	$776,428

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,084,228	$1,255,322
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	3,956	(1,425)
Gain on sale of other real estate owned	(21,306)	—
Loss on sale of securities available for sale	28,990	—
Depreciation and amortization	226,137	165,129
Stock compensation expense	104,931	178,770
Provision for loan losses	415,000	180,000
Increase in accrued interest receivable	(480,386)	(250,699)
Increase (decrease) in accrued interest payable	(481,668)	103,191
Net other operating activities	(551,861)	(4,547)

Net cash provided by operating activities	328,021	1,625,741

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	662,538	366,899
Purchases of securities available for sale	(13,242,570)	(6,543,873)
Proceeds from sales of securities available for sale	2,301,210	—
Proceeds from maturities of securities available for sale	2,741,231	1,710,768
Purchases of restricted equity securities	(278,300)	(181,300)
Net (increase) decrease in federal funds sold	5,920,000	(3,356,000)
Net increase in loans	(30,600,005)	(18,460,481)
Proceeds from sale of assets	22,000	1,425
Proceeds from sale of other real estate owned	133,961	—
Purchase of premises, equipment and software	(1,299,967)	(1,285,155)

Net cash used in investing activities	(33,639,902)	(27,747,717)

FINANCING ACTIVITIES
Net increase in deposits	26,318,000	27,820,517
Net increase in borrowings	7,000,000	—
Purchase of fractional shares	—	(362)

Net cash provided by financing activities	33,318,000	27,820,155

Net increase in cash and due from banks	6,119	1,698,179

Cash and due from banks at beginning of period	4,047,726	1,236,443

Cash and due from banks at end of period	$4,053,845	$2,934,622

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$(498,669)	$(478,894)
Loans transferred to other real estate owned	$1,021,811	$—

Supplemental disclosures of cash flow information -

Cash paid during the period for interest	$6,988,301	$3,766,695
Cash paid during the period for income taxes	$690,384	$892,035

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, FirstBank Financial Services, formerly First Bank of Henry County, (the “Bank”).  The Bank is a commercial bank located in McDonough, Henry County, Georgia, with a branch in Stockbridge, Georgia and another branch also in McDonough known as the Bank’s South Point branch.  Subsequent to June 30, 2007, the Bank opened its branch in Morrow, Clayton County, Georgia.

The accompanying consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Bank’s financial position and results for the interim period ended June 30, 2007.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Stock Compensation Plans

At June 30, 2007, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

At June 30, 2007, there was approximately $30,576 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.47 years. Stock based compensation expense recognized in earnings totaled $35,374 and $104,931 for the three and six months ended June 30, 2007, respectively, as compared to $120,681 and $178,770 for the same periods in 2006.

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

	Three Months Ended June 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	2,831,676	2,831,676

Net income	$608,712	$602,761

Basic earnings per share	$0.21	$0.21

Diluted earnings per share:
Weighted average common shares outstanding	2,831,676	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	139,891	162,803
Total weighted average common shares and common stock equivalents outstanding	2,971,567	2,994,479

Net income	$608,712	$602,761

Diluted earnings per share	$0.20	$0.20

NOTE 3.  Earnings Per Common Share

	Six Months Ended June 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	2,831,676	2,831,676

Net income	$1,084,228	$1,255,322

Basic earnings per share	$0.38	$0.44

Diluted earnings per share:
Weighted average common shares outstanding	2,831,676	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	156,167	158,398
Total weighted average common shares and common stock equivalents outstanding	2,987,843	2,990,074

Net income	$1,084,228	$1,255,322

Diluted earnings per share	$0.36	$0.42

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

NOTE 5.  Stock Dividend

On November 16, 2006, the Company declared a six-for-five stock split payable to shareholders of record on December 1, 2006 which was distributed on December 29, 2006.  Earnings per common share for the periods ended June 30, 2006 and all stock option and warrant information has been retroactively adjusted for the split as if it occurred on January 1, 2006.

NOTE 6.  Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest volatility.  One interest rate derivative is used to hedge variable-rate deposits.  This instrument is reflected in other liabilities at June 30, 2007 at a fair value of $92,170.  The Company has two other derivatives, interest rate floors, one with a notional value of $40 million and a 7.50% strike and the other with a notional value of $30 million and an 8.50% strike.  The fair value of these instruments at June 30, 2007 is $207,837 and is reflected in other assets.  The instruments are more fully described in the Company’s annual report dated December 31, 2006.

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

Introduction

The Company performs banking services customary for full service banks of similar size and character.  The Company offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit.  The Company also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans.  In addition, the Company provides such services as official bank checks, traveler’s checks, direct deposit and United States Savings Bonds.  The Company provides other customary banking services including ATM services, safe deposit facilities, money transfers and individual retirement accounts.

Overview

Management monitors the financial condition of the Company in order to protect depositors, increase undivided profits and protect current and future earnings.  Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements of FirstBank Financial Services, Inc.  Our significant accounting policies are described in the footnotes to the financial statements for FirstBank Financial Services, Inc. at December 31, 2006 as filed in the Company’s annual report on Form 10-KSB, which was filed with the Securities and Exchange Commission.

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

A provision for loan losses was made during the second quarter and first six months of 2007, respectively of $205,000 and $415,000 as compared to the same periods in 2006 of $135,000 and $180,000, respectively.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio and the increase in loan growth as compared to the same period in 2006. The allowance for loan losses as a percentage of total loans was 1.17% at June 30, 2007 as compared to 1.14% at December 31, 2006.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

During the first quarter of 2007, the Company foreclosed on the properties related to loans totaling approximately $1,022,000 that were included in non-accrual loans as of December 31, 2006.  Additional expenses have been capitalized for the first six months of 2007 totaling approximately $16,000. During the second quarter of 2007, the Company sold three lots totaling approximately $134,000 with a marginal gain of approximately $21,000.  Management does not anticipate any significant losses in the disposition of these properties.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that have been evaluated for impairment.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$4,448	$111
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	36	1
Restructured loans	—	—
Potential problem loans	—	—
Interest income that would have been recorded on non- accrual and restructured loans under original terms	57	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$227,625	$173,785
Balance of allowance for loan losses at beginning of period	$2,392	$1,917
Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(9)	(9)
	(9)	(9)
Loans recovered:
Commercial and financial	—	6
Real estate mortgage	—	—
Installment	1	1
	1	7
Net charge-offs	(8)	(2)
Additions to allowance charged to operating expense during period	415	180
Balance of allowance for loan losses at end of period	$2,799	$2,095
Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At June 30, 2007 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at June 30, 2007 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At June 30, 2007, the Company had unused available federal fund lines of $9.5 million and unused Federal Home Loan Bank borrowing capacity of approximately $32 million.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements as of June 30, 2007 evidenced a decreased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $10,875,585 as of June 30, 2007 as compared to $17,452,004 as of December 31, 2006.  Total cash and due from banks amounted to $4,053,845 representing 1.30% of total assets.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source.  Total brokered deposits amounted to $105.5 million as of June 30, 2007.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the six-month period ended June 30, 2007, total deposits increased from $216.4 million at December 31, 2006 to $242.7 million at June 30, 2007.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  The table below illustrates the Company’s and the Bank’s regulatory capital ratios at June 30, 2007.

			Minimum
			Regulatory
	Company	Bank	Requirement

Leverage capital ratios	12.34%	9.75%	4.00%
Risk-based capital ratios:
Tier I capital	13.86%	10.98%	4.00%
Total capital	14.90%	12.02%	8.00%

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

June 30,
2007

Commitments to extend credit	$48,353,864
Letters of credit	1,152,272
$49,506,136

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

Financial Condition

Our total assets grew by 12.3% for the first six months of 2007.  Deposit growth of approximately $26.3 million and federal funds sold of approximately $5.9 million were used to fund net loan growth of approximately $29.3 million with the remainder being primarily invested in securities or maintained in cash and due from banks. Loan demand continues to be strong in our primary market area of Henry County, Georgia and surrounding counties.  Our loan to available funds ratio has remained steady since December 31, 2006, holding in the 83-89% range.  Advances from the Federal Home Loan Bank increased by $7 million for the six months ended June 30, 2007.  The net increase is the result of $6 million in advances being called, $6 million in advances maturing and the subsequent borrowings of an additional $19 million.

Stockholders’ equity has increased by $708,463 due to net income of $1,084,228, an increase in unrealized losses on securities available-for-sale, net of tax, of $448,427, an increase in unrealized losses on derivatives, net or tax, of $32,269 and including recognition of share based payments transactions as required by SFAS 123(R) of approximately $104,931.

The Company opened two branches during 2006 in Henry County and one branch in 2007 in Clayton County.  The Company has contractual obligations for approximately $264,000 of additional renovation costs for the Clayton County branch.

In an effort to offset the Company’s state tax liability, the Company has commitments to purchase $1 million of state tax credits with $200,000 having already been paid and the remaining $800,000 to be paid in the fourth quarter of 2007.

Results of Operations For The Three Months Ended June 30, 2007 and 2006 and for the Six Months Ended June 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)

Interest income	$5,897	$4,432
Interest expense	(3,395)	(2,052)
Net interest income	2,502	2,380
Provision for loan losses	(205)	(135)
Other income	130	79
Other expense	(1,484)	(1,346)
Pretax income	943	978
Income tax expense	(334)	(375)
Net income	$609	$603

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)

Interest income	$11,393	$8,496
Interest expense	(6,506)	(3,870)
Net interest income	4,887	4,626
Provision for loan losses	(415)	(180)
Other income	265	153
Other expense	(3,039)	(2,591)
Pretax income	1,698	2,008
Income tax expense	(614)	(753)
Net income	$1,084	$1,255

Net Interest Income

Our net interest income increased approximately $122,000 and $261,000 for the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  Our net interest margin decreased to 3.47% during the first six months of 2007 as compared to 4.14% for the first six months of 2006. The increase in net interest income is due primarily to the increased volume of average loans outstanding.   Our cost of funds increased to 5.16% for the first six months of 2007 as compared to 4.03% for the first six months of 2006.

Noninterest Income

Noninterest income increased approximately $51,000 and $112,000 for the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  The increase in noninterest income for the six months ended June 30, 2007 consists of $81,000 in service charges on deposit accounts, a $4,000 loss on sale of assets, a $21,000 gain on sale of other real estate owned and a $14,000 increase in other income.

Noninterest Expenses

Noninterest expenses increased approximately $138,000 and $448,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006.  The variances in 2007 consist of a decrease of $8,000 and an increase of $85,000 in salaries and employee benefits, a $68,000 and $116,000 increase in equipment and occupancy expenses, a $9,000 and $29,000 loss on sale of securities and a $69,000 and $218,000 increase in other operating expenses for the three and six months ended June 30, 2007, respectively as compared to the same periods in 2006.   The six month period increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees. Equipment and occupancy expenses have increased due to the need for additional equipment for employees and for the new branches.  The increases in other operating expenses are due primarily to our overall growth. The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.

Income Taxes

We have recorded a provision for income taxes of $334,000 and $614,000 for the three and six months ended June 30, 2007, respectively, as compared to $375,000 and $753,000 for the same periods in 2006.  The decrease in our income tax provision was $41,000 and $139,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The effective tax rate for the three and six months ended June 30, 2007, respectively, was 35.4% and 36.1% as compared to 38.4% and 37.5% for the same periods in 2006.  The decrease in our effective tax rate is due primarily to the decrease of expense related to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $72,886 for the period ended June 30, 2007 compared to $113,357 for the same period in 2006.

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

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.  As we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting we may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2007, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

There have been no material changes in the risk factors relating to the Company or its business during the six months ended June 30, 2007.

Item 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The annual meeting of the stockholders of the Company was held on May 17, 2007.

(b)           The following Class II directors were elected at the meeting to serve terms for three years:

William Lee Craddock, Jr.

Luther Martin Denney, III

Thaddeus M. Williams

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

William Lee Craddock, Jr.	# of Shares

For	2,256,991

Against	—

Abstained	3,120

Not voted	571,565

Total	2,831,676

Luther Martin Denney, III	# of Shares

For	2,230,591

Against	—

Abstained	29,520

Not voted	571,565

Total	2,831,676

Thaddeus M. Williams	# of Shares

For	2,255,731

Against	—

Abstained	4,380

Not voted	571,565

Total	2,831,676

Item 5.                    OTHER INFORMATION

None

Item 6.                    EXHIBITS

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

August 13, 2007	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, President and C.E.O.
(Principal Executive Officer)

August 13, 2007	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)