Form 10-Q
period 2007-09-30
FirstBank Financial Services, Inc.
filed 2007-11-14
CIK 1316410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2007: 2,704,182 shares, $5.00 par value per share.

FIRSTBANK FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

Consolidated Statements of Income for the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$2,834,463	$4,047,726
Interest-bearing deposits in banks	1,310,287	1,790,278
Federal funds sold	7,612,000	11,614,000
Securities available for sale, at fair value	55,390,225	39,559,041
Restricted equity securities, at cost	2,516,856	2,013,556

Loans, net of unearned income	249,109,364	210,397,450
Less allowance for loan losses	3,671,820	2,392,086
Loans, net	245,437,544	208,005,364

Premises and equipment	7,604,759	6,013,068
Other real estate owned	1,729,345	—
Other assets	5,501,770	4,036,623

Total assets	$329,937,249	$277,079,656

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,293,073	$11,571,364
Interest-bearing	245,653,197	204,840,106
Total deposits	256,946,270	216,411,470
Other borrowings	34,000,000	22,000,000
Subordinated debentures	8,248,000	8,248,000
Other liabilities	2,609,076	2,667,458
Total liabilities	301,803,346	249,326,928

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized;
2,729,706 and 2,831,676 shares issued and outstanding, respectively	13,648,530	14,158,380
Surplus	11,285,973	11,655,045
Retained earnings	3,436,724	2,328,567
Accumulated other comprehensive loss	(237,324)	(389,264)
Total stockholders’ equity	28,133,903	27,752,728

Total liabilities and stockholders’ equity	$329,937,249	$277,079,656

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Interest income
Loans, including fees	$5,266,637	$4,425,084	$15,400,419	$11,832,237
Taxable securities	618,401	390,513	1,522,042	1,083,691
Tax-free securities	65,766	36,926	182,060	96,583
Deposits in banks	14,641	6,629	65,608	40,356
Federal funds sold	133,412	158,894	322,066	461,720
Total interest income	6,098,857	5,018,046	17,492,195	13,514,587

Interest expense
Deposits	3,161,652	2,259,133	8,868,228	5,691,164
Other borrowings	544,333	234,864	1,344,390	672,719
Total interest expense	3,705,985	2,493,997	10,212,618	6,363,883

Net interest income	2,392,872	2,524,049	7,279,577	7,150,704
Provision for loan losses	911,966	190,000	1,326,966	370,000
Net interest income after provision for loan losses	1,480,906	2,334,049	5,952,611	6,780,704

Other income
Service charges on deposit accounts	95,175	55,760	283,967	163,245
Gain (loss) on sale of assets	(3,035)	(7,718)	(6,991)	(6,293)
Gain on sale of other real estate owned	—	—	21,306	—
Other operating income	34,901	23,032	94,290	66,811
Total other income	127,041	71,074	392,572	223,763

Other expenses
Salaries and employee benefits	821,417	710,654	2,365,819	2,170,609
Equipment and occupancy expenses	260,299	175,001	683,134	481,345
Loss on sale of securities available for sale	16,536	—	45,526	—
Other operating expenses	529,460	392,954	1,572,613	1,217,746
Total other expenses	1,627,712	1,278,609	4,667,092	3,869,700

Income (loss) before income taxes	(19,765)	1,126,514	1,678,091	3,134,767

Income tax (benefit) expense	(43,694)	419,287	569,934	1,172,218

Net income	$23,929	$707,227	$1,108,157	$1,962,549

Basic earnings per share	$0.01	$0.25	$0.39	$0.69

Diluted earnings per share	$0.01	$0.24	$0.38	$0.65

Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Net income	$23,929	$707,227	$1,108,157	$1,962,549

Other comprehensive income (loss):

Net unrealized holding gains (losses) arising during period, net of tax benefit	465,685	499,527	(18,690)	83,971

Reclassification adjustment for losses on securities available for sale realized in net income, net of tax benefit	10,252	—	28,226	—

Net unrealized holding gains (losses) on interest rate floors arising during period, net of tax benefit	146,446	(26,353)	114,178	(89,691)

Other comprehensive income (loss)	622,383	473,174	123,714	(5,720)

Comprehensive income	$646,312	$1,180,401	$1,231,871	$1,956,829

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,108,157	$1,962,549
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	6,991	6,293
Gain on sale of other real estate owned	(21,306)	—
Loss on sale of securities available for sale	45,526	—
Depreciation and amortization	359,069	252,455
Stock compensation expense	128,477	212,209
Provision for loan losses	1,326,966	370,000
Increase in accrued interest receivable	(525,365)	(324,759)
Increase (decrease) in accrued interest payable	(70,127)	688,509
Net other operating activities	(877,066)	52,028

Net cash provided by operating activities	1,481,322	3,219,284

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	479,991	85,832
Purchases of securities available for sale	(22,770,195)	(8,599,686)
Proceeds from sales of securities available for sale	3,782,653	—
Proceeds from maturities of securities available for sale	3,171,737	2,040,967
Purchases of restricted equity securities	(503,300)	(181,300)
Net decrease in federal funds sold	4,002,000	1,224,000
Net increase in loans	(40,609,531)	(28,369,580)
Proceeds from sale of assets	22,000	3,491
Purchase of interest rate floor	—	(298,500)
Proceeds from sale of other real estate owned	155,267	—
Purchase of premises, equipment and software	(1,952,609)	(1,929,814)

Net cash used in investing activities	(54,221,987)	(36,024,590)

FINANCING ACTIVITIES
Net increase in deposits	40,534,800	34,804,875
Net increase in borrowings	12,000,000	—
Purchase of fractional shares	—	(362)
Stock repurchase	(1,007,398)	—

Net cash provided by financing activities	51,527,402	34,804,513

Net increase (decrease) in cash and due from banks	(1,213,263)	1,999,207

Cash and due from banks at beginning of period	4,047,726	1,236,443

Cash and due from banks at end of period	$2,834,463	$3,235,650

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$123,714	$(5,720)
Loans transferred to other real estate owned	$1,850,385	$—

Supplemental disclosures of cash flow information -

Cash paid during the period for interest	$10,282,745	$5,675,374
Cash paid during the period for income taxes	$1,214,384	$1,341,035

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, FirstBank Financial Services, formerly First Bank of Henry County, (the “Bank”). The Bank is a commercial bank located in McDonough, Henry County, Georgia, with a branch in Stockbridge, Georgia, another branch also in McDonough known as the Bank’s South Point branch and a branch in Morrow, Clayton County, Georgia.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Bank’s financial position and results for the interim period ended September 30, 2007.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. Stock Compensation Plans

At September 30, 2007, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

At September 30, 2007, there was approximately $24,529 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.45 years. Stock based compensation expense recognized in earnings totaled $23,547 and $128,477 for the three and nine months ended September 30, 2007, respectively, as compared to $33,439 and $212,209 for the same periods in 2006.

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

	Three Months Ended September 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	2,800,096	2,831,676

Net income	$23,929	$707,227

Basic earnings per share	$0.01	$0.25

Diluted earnings per share:
Weighted average common shares outstanding	2,800,096	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	78,684	162,094
Total weighted average common shares and common stock equivalents outstanding	2,878,780	2,993,770

Net income	$23,929	$707,227

Diluted earnings per share	$0.01	$0.24

NOTE 3. Earnings Per Common Share

	Nine Months Ended September 30,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	2,821,033	2,831,676

Net income	$1,108,157	$1,962,549

Basic earnings per share	$0.39	$0.69

Diluted earnings per share:
Weighted average common shares outstanding	2,821,033	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	130,339	168,667
Total weighted average common shares and common stock equivalents outstanding	2,951,372	3,000,343

Net income	$1,108,157	$1,962,549

Diluted earnings per share	$0.38	$0.65

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

NOTE 5. Stock Dividend

On November 16, 2006, the Company declared a six-for-five stock split payable to shareholders of record on December 1, 2006 which was distributed on December 29, 2006. Earnings per common share for the periods ended September 30, 2006 and all stock option and warrant information has been retroactively adjusted for the split as if it occurred on January 1, 2006.

NOTE 6. Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest volatility. One interest rate derivative is used to hedge variable-rate deposits. This instrument is reflected in other liabilities at September 30, 2007 at a fair value of $93,806. The Company has two other derivatives, interest rate floors, one with a notional value of $40 million and a 7.50% strike and the other with a notional value of $30 million and an 8.50% strike. The fair value of these instruments at September 30, 2007 is $356,409 and is reflected in other assets. The instruments are more fully described in the Company’s annual report dated December 31, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the financial position and operating results of FirstBank Financial Services, Inc. (the “Company”) during the periods included in the accompanying consolidated financial statements and should be read in conjunction with management’s discussion and analysis included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission.

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

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Company’s directive in this regard is carried out through its policies and procedures for extending credit to the Company’s customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

A provision for loan losses was made during the third quarter and first nine months of 2007, respectively of $912,000 and $1,327,000 as compared to the same periods in 2006 of $190,000 and $370,000, respectively. The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio, the increase in problem and potential problem loans and the increase in loan growth as compared to the same period in 2006. We can make no assurances that the Company will not see a further deterioration in credit quality which would require additional reserves for those problem loans. The allowance for loan losses as a percentage of total loans was 1.47% at September 30, 2007 as compared to 1.14% at December 31, 2006. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

During the first quarter of 2007, the Company foreclosed on the properties related to loans totaling approximately $1,022,000 that were included in non-accrual loans as of December 31, 2006. During the second quarter of 2007, the Company sold three lots totaling approximately $134,000 with a marginal gain of approximately $21,000. During the third quarter of 2007, the Company foreclosed on additional properties related to loans totaling approximately $829,000 with immediate write-downs of $38,205. Management does not anticipate any significant losses in the disposition of these properties.

During the quarter ending September 30, 2007, nonperforming assets increased $6,700,000 over the quarter ending June 30, 2007. Total non-performing assets at September 30, 2007 of $12,003,506 were comprised of $1,729,345 in other real estate acquired through foreclosure and $10,274,161 in non-accrual loans.

Other real estate acquired through foreclosure totaling $1,729,345 includes:

•	$900,770 secured by three completed new construction single family detached homes in Stockbridge, Henry County, Georgia;

•	$505,575 secured by four new construction single family detached homes in various stages of completion in Jackson, Butts County, Georgia;

•	$245,000 secured by five developed residential lots in Jackson, Butts County, Georgia;

•	$78,000 secured by two developed residential lots in Riverdale, Clayton County, Georgia.

The non-accrual loans totaling $10,274,161 include:

•	$2,390,149 in loans secured by six new construction single family detached homes in various stages of completion located in Forsyth, Monroe County, Georgia;

•	$2,154,275 in loans secured by nine new construction single family detached homes in various stages of completion located in McDonough, Henry County, Georgia;

•	$1,499,800 in loans secured by two developed residential lots in Jonesboro, Clayton County, Georgia;

•	$900,636 in loans secured by two new construction single family detached homes in various stages of completion in Covington, Newton County, Georgia;

•	$643,175 in loans secured by five new construction single family detached homes in various stages of completion in Griffin, Spalding County, Georgia;

•	$602,700 in loans secured by nine developed residential lots in Forsyth, Monroe County, Georgia;

•	$525,000 in loans secured by a condo unit at the Atlanta Motor Speedway, in Hampton, Henry County, Georgia;

•	$519,693 in loans secured by commercial property in McDonough, Henry County, Georgia;

•	$367,485 in loans secured by three new construction single family detached homes in various stages of completion in Jackson, Butts County, Georgia;

•	$358,291 in loans secured by seven new construction single family detached homes in various stages of completion in Luthersville, Meriwether County, Georgia;

•	$140,216 in loans secured by three developed residential lots in McDonough, Henry County, Georgia;

•	$120,300 in loans secured one developed residential lot in Griffin, Spalding County, Georgia;

•	$41,193 in loans secured by a new construction single family detached home in Locust Grove, Henry County, Georgia;

•	$11,248 in loans secured by vehicles.

The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Most of our collateral dependent impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, and review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$10,274	$432
Other problem loans	16,700	—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	498	—
Restructured loans	—	—
Potential problem loans	18,426	—
Interest income that would have been recorded on non- accrual and restructured loans under original terms	143	6
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$232,905	$180,914
Balance of allowance for loan losses at beginning of period	$2,392	$1,917
Loans charged off:
Commercial and financial	(1)	—
Real estate mortgage	(38)	—
Installment	(10)	(11)
	(49)	(11)
Loans recovered:
Commercial and financial	—	6
Real estate mortgage	—	—
Installment	2	1
	2	7
Net charge-offs	(47)	(4)
Additions to allowance charged to operating expense during period	1,327	370
Balance of allowance for loan losses at end of period	$3,672	$2,283
Ratio of net loans charged off during the period to average loans outstanding	0.02%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed. At September 30, 2007 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at September 30, 2007 were considered satisfactory. At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds. At September 30, 2007, the Company had unused available federal fund lines of $14.4 million and unused Federal Home Loan Bank borrowing capacity of approximately $28 million. The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements as of September 30, 2007 evidenced a decreased liquidity position. Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $11,756,750 as of September 30, 2007 as compared to $17,452,004 as of December 31, 2006. Total cash and due from banks amounted to $2,834,463 representing .86% of total assets.

As our loan demand has continued to increase, we have increased the use of brokered deposits as a funding source. Total brokered deposits amounted to $111.4 million as of September 30, 2007. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market. The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity. For the nine-month period ended September 30, 2007, total deposits increased from $216.4 million at December 31, 2006 to $256.9 million at September 30, 2007. Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The table below illustrates the Company’s and the Bank’s regulatory capital ratios at September 30, 2007.

			Minimum
			Regulatory
	Company	Bank	Requirement

Leverage capital ratios	11.18%	9.14%	4.00%
Risk-based capital ratios:
Tier I capital	12.99%	10.61%	4.00%
Total capital	14.24%	11.87%	8.00%

The Holding Company will continue to provide financial strength to the Company and has the ability to downstream capital to the Bank if necessary.

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

A summary of our commitments is as follows:

September 30,
2007

Commitments to extend credit	$42,960,379
Letters of credit	1,292,897
$44,253,276

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

Financial Condition

Our total assets grew by 19.3% for the first nine months of 2007. Deposit growth of approximately $40.5 million and federal funds sold of approximately $4.0 million were used to fund net loan growth of approximately $38.0 million with the remainder being primarily invested in securities or maintained in cash and due from banks. Our loan to available funds ratio has remained steady since December 31, 2006, holding in the 83-89% range. In general, economic activity in the housing sector slowed during the first nine months of 2007 in comparison to the prior year. Although we do not make sub-prime loans, we are impacted by them as evidenced by the slowness of the metro-Atlanta real estate market. Advances from the Federal Home Loan Bank increased by $12 million for the nine months ended September 30, 2007. The net increase is the result of $6 million in advances being called, $6 million in advances maturing and the subsequent borrowings of an additional $24 million.

Stockholders’ equity has increased by $381,175 due to net income of $1,108,157, proceeds from a stock repurchase of $1,007,398, unrealized gains on securities available-for-sale, net of tax, of $37,761, unrealized gains on derivatives, net of tax, of $114,178 and including recognition of share based payments transactions as required by SFAS 123(R) of approximately $128,477.

The Company opened two branches during 2006 in Henry County and one branch in 2007 in Clayton County.  The Company continues to look for opportunities to expand its footprint and to increase franchise value through organic growth.

In an effort to offset the Company’s state tax liability, the Company has commitments to purchase $1 million of state tax credits with $200,000 having already been paid and the remaining $800,000 to be paid in the fourth quarter of 2007.

Results of Operations For The Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Interest income	$6,099	$5,018
Interest expense	(3,706)	(2,494)
Net interest income	2,393	2,524
Provision for loan losses	(912)	(190)
Other income	127	71
Other expense	(1,628)	(1,279)
Pretax income	(20)	1,126
Income tax benefit (expense)	44	(419)
Net income	$24	$707

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Interest income	$17,492	$13,515
Interest expense	(10,213)	(6,364)
Net interest income	7,279	7,151
Provision for loan losses	(1,327)	(370)
Other income	393	224
Other expense	(4,667)	(3,870)
Pretax income	1,678	3,135
Income tax expense	(570)	(1,172)
Net income	$1,108	$1,963

Net Interest Income

Our net interest income decreased approximately $131,000 and increased approximately $128,000 for the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The decrease in net interest income for the three months ended September 30, 2007 was due to approximately $221,000 of loan interest income reversed during the three month period. During the first nine months of 2007, the yield on loans was negatively affected by the increase in the number of non-accrual credits with $313,000 of loan interest reversed during the nine month period. During the same period in 2006, non-accrual credits accounted for $16,204 of loan interest reversals. Our net interest margin decreased to 3.34% during the first nine months of 2007 as compared to 4.11% for the first nine months of 2006. Our cost of funds increased to 5.22% for the first nine months of 2007 as compared to 4.26% for the first nine months of 2006.

Noninterest Income

Noninterest income increased approximately $56,000 and $169,000 for the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase in noninterest income for the nine months ended September 30, 2007 consists of $121,000 in service charges on deposit accounts, a $1,000 loss on sale of assets, a $21,000 gain on sale of other real estate owned and a $28,000 increase in other income.

Noninterest Expenses

Noninterest expenses increased approximately $349,000 and $797,000 for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The variances in 2007 consist of a $111,000 and $195,000 increase in salaries and employee benefits, an $85,000 and $202,000 increase in equipment and occupancy expenses, a $16,000 and $46,000 loss on sale of securities and a $137,000 and $354,000 increase in other operating expenses for the three and nine months ended September 30, 2007, respectively as compared to the same periods in 2006. The nine month period increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees. Equipment and occupancy expenses have increased due to the need for additional equipment for employees and for the new branches. The increases in other operating expenses are due primarily to our overall growth. The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.

Income Taxes

We have recorded an income tax benefit of $44,000 and a provision for income taxes of $570,000 for the three and nine months ended September 30, 2007, respectively, as compared to an income tax provision of $419,000 and $1,172,000 for the same periods in 2006. The decrease in our income tax provision was $463,000 and $602,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The effective tax rate for the nine months ended September 30, 2007, was 34.0% as compared to 37.4% for the same period in 2006. The decrease in our effective tax rate is due primarily to the decrease of expense related to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $80,410 for the period ended September 30, 2007 compared to $124,631 for the same period in 2006.

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

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. As we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting we may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business as discussed below.

Subsequent to September 30, 2007, a review was performed by an independent third party firm which identified material weaknesses in the systems and processes that are used to identify problem credits. These weaknesses, coupled with rapid growth and the recent slowdown in acquisition, development and construction activity, where our loan portfolio is heavily concentrated, resulted in an increase of potential problem credits identified and augmented the allowance for loan losses. Efforts are currently underway to hire additional qualified staff to eliminate these weaknesses in internal controls. The Company has enhanced its risk rating methodology and has taken steps to strengthen the internal controls over financial reporting with regard to problem asset identification, appropriate classification and adequate loan loss provision.

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

There have been no material changes in the risk factors relating to the Company or its business during the nine months ended September 30, 2007.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following stock repurchases were made during the quarter ended September 30, 2007:

	Shares:	Weighted average price per share:
July 1 – July 31, 2007	—	—
August 1 – August 31, 2007	52,918	$10.00
September 1 – September 30, 2007	49,052	$9.75

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

November 14, 2007	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, President and C.E.O.
(Principal Executive Officer)

November 14, 2007	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)