Form 10-Q/A
period 2007-09-30
FirstBank Financial Services, Inc.
filed 2007-11-15
CIK 1316410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$10,274	$432
Potential problem loans	19,376	—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	498	—
Restructured loans	—	—
Other criticized/watch loans	15,750	—
Interest income that would have been recorded on non- accrual and restructured loans under original terms	143	6
Interest income that was recorded on nonaccrual and restructured loans	—	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

Other criticized/watch loans are defined as loans that may possess credit deficiencies which may require management’s attention to monitor the borrower’s ability to comply with the present loan repayment terms and to detect any further credit deterioration of the borrower.

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

November 15, 2007	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, President and C.E.O.
(Principal Executive Officer)

November 15, 2007	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)