Form 10-K
period 2007-12-31
FirstBank Financial Services, Inc.
filed 2008-04-15
CIK 1316410

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange
Act.  ☐  Yes  ☒  No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.  ☒  Yes    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  Yes  ☒  No

State the issuer’s revenues for its most recent fiscal year:  $23,187,641

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $4,538,540 as of April 3, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,701,882 shares outstanding of common stock as of April 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2008 Annual Meeting of Shareholders

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of FirstBank Financial Services, Inc. (the “Company”) are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

The Company cautions that the foregoing list of important factors is not exclusive.  For further information regarding the risk factors applicable to the Company, please see “Risk Factors.”

i

PART I

ITEM 1.                             BUSINESS

General

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, FirstBank Financial Services (formerly First Bank of Henry County) (the “Bank”).  On February 1, 2005, pursuant to an Agreement and Plan of Share Exchange approved by the Bank’s shareholders, the Company acquired all of the Bank’s common stock and the Bank’s shareholders received one share of the Company’s stock in exchange for each share of Bank stock that they held.

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

Market Area and Competition

All phases of the Company’s banking activities are highly competitive.  The Company competes actively with commercial banks, as well as finance companies, credit unions, and other financial institutions located within its primary market area of Henry County, Georgia.  The Bank competes with all of the super-regionals as well as national competitors, including:  Bank of America, SunTrust, Wachovia, The First State Bank, Heritage Bank, First National Bank, Park Avenue Bank and BB&T.  Most of these institutions have offices within two miles of the location of the Bank’s main office.  Presently, 21 commercial banks serve Henry County with a total of 56 branches.  The FDIC publishes market share data for the period ending June 30th of each year.  Based on the last reported dates, the Bank has an approximately 11.05% market share in the Henry County market which is the third largest in the county.

The Bank’s primary market is Henry County, as well as the adjoining portion of Clayton County.  The cities of McDonough, Stockbridge and Morrow, which are the focal points of the Bank’s current primary service area, are immediately accessible to traffic from all directions via Interstate 75.  Henry County is located approximately 25 miles southeast of downtown Atlanta, in the southern portion of the Metropolitan Atlanta MSA, and 20 miles southeast of Hartsfield-Jackson Atlanta International Airport.  Clayton County is also the location of Hartsfield-Jackson Atlanta International Airport.

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

Loan Category	Ratio

Commercial Lending	7%
Real Estate Lending	92%
Consumer Lending	1%

Loan Approval and Review.  The Bank’s loan approval provides for various levels of officer lending authority.  When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, an officer with a higher lending limit or the Bank’s Loan Committee determines whether to approve the loan request.

Lending Limits.  The Bank’s legal lending limits are 15% of its unimpaired capital and surplus for unsecured loans and 25% of its unimpaired capital and surplus for loans secured by readily marketable collateral.  As of December 31, 2007, the Bank’s legal lending limit for unsecured loans was approximately $3,806,000 and its legal lending limit for secured loans was approximately $6,343,000. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

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

The well-established banks in Henry County and Clayton County are likely to make proportionately more loans to medium- to large-sized businesses than the Bank.  Many of the commercial loans that the Bank makes are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic and financial pressures than larger borrowers.

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

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States.  As of December 31, 2007, investment securities comprised approximately 17% of the Bank’s assets, with net loans comprising approximately 72%.  No investment in any of these instruments exceeds applicable limitation imposed by law or regulation.

Deposits

The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts.  The Bank attracts deposits with an aggressive marketing plan, a broad product line and competitive products and services.  The primary sources of deposits are Henry County and Clayton County residents, local businesses and their employees and brokered deposits.

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

Employees

As of December 31, 2007, the Bank had 61 full-time employees.  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, enjoys excellent relations with its employees.

Website Address

Our corporate website address is www.firstbankfinancialservices.com. From this website, select the “Investor Relations” link followed by the “SEC Filings” link. This is a direct link to our filings with the Securities and Exchange Commission (SEC), including but not limited to our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. These reports are accessible soon after we file them with the SEC.  Our Audit Committee Charter, Code of Conduct and Ethics and Whistleblower Policy are posted under the “Corporate Governance Documents” link.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws are generally intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•                  how, when and where we may expand geographically;

•                  into what product or service market we may enter;

•                  how we must manage our assets; and

•                  under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations.  We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we, as well as other banks located within Georgia, may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the bank has been chartered for more than three years, this limitation would not limit our ability to sell.

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

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

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

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses has always reflected consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date and has been and is determined in accordance with generally accepted accounting principles.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

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

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC, in the case of the Bank.  The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  Since the Company’s consolidated total assets are less than $500 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis.  The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31 2007, our ratio of total capital to risk-weighted assets was 11.68% and our ratio of Tier 1 Capital to risk-weighted assets was 10.42%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 9.82%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Statutory and regulatory limitations apply to our payment of dividends to our shareholders. If, in the opinion of the federal banking regulator, we were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings

The Department of Banking and Finance also regulates our dividend payments and must approve dividend payments that would exceed 50% of the bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2007, the Bank was unable to pay cash dividends to the Company without prior regulatory approval.

If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice it considers unsafe or unsound.  The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Effect of Governmental Monetary Policies

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

ITEM 1A.                            RISK FACTORS

An investment in our common stock involves risks.  If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Current trends in the mortgage loan markets are adversely affecting our credit quality and profitability.

Since the beginning of 2007, the market has seen several subprime lenders and hedge funds that had invested in loans supported by real estate collateral declare bankruptcy and discontinue operations,

while other lenders have continued to put in place more stringent underwriting criteria.  Recent losses on mortgage-backed investment securities recorded by some larger financial institutions have resulted in reduced valuations, demand and liquidity for these securities.

These challenges have affected the mortgage loan marketplace by increasing the borrower’s cost of funds for loan supported by real estate.  More stringent loan underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace, and this continues to reduce the number of properties sold and refinanced.  The number of residential properties on the market has continued to increase, and in certain markets including our own, there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons in valuing real estate collateral.  This affects the ability of some borrowers, particularly those in construction and development, to sell the properties securing their loans, which in turn makes it difficult for them to make the scheduled repayments on those loans.

The impact of the described changes in the economy as a whole, and the real estate marketplace specifically, has had a negative effect on our ability to grow our loan levels and on the values of the collateral underlying our loans.  These changes could limit growth in interest income and could also cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties that have already been foreclosed.  The potential impact on the Company will depend on the duration and depth of the real estate market downturn, which will also be affected by the financial market’s response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

Declines in real estate values have adversely affected our credit quality and profitability.

During 2007, confidence in the credit market for residential housing finance eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms.  The tightening of credit availability for the purchase of residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties.  In turn, this has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets which has resulted in the reduction in the market values for comparable real estate.  The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential profits to many of the builders and developers of properties to whom we have extended loans.  As a result, some of these borrowers have been unable to repay their loans in accordance with their terms, which has led to an increase in our past due and non-performing loans.  If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs that negatively impacts economic conditions in the United States as a whole or in specific regions of the country, the Company would experience significantly higher delinquencies and credit losses.  An increase in credit losses would reduce earnings and adversely affect the Company’s financial condition.  Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets.  Based on the activity discussed above, the Company expects that its level of historical growth could be significantly curtailed and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets.  The current disruption may expand and adversely impact the U.S. economy in general and the housing and mortgage markets in particular.  In addition, a variety of legislative, regulatory and other proposals have been discussed or may be introduced in an effort to address the disruption.  Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption and applied to the Company, its financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to its business.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  At December 31, 2007, approximately 92% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

We could suffer additional loan losses from a continuing decline in credit quality.

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

At December 31, 2007 we were in a liability sensitive position, which generally, means that changes in interest rates affect our interest paid for liabilities quicker than our interest earned on assets since the rates paid for our liabilities reset sooner than rates earned on our assets.  Accordingly, we anticipate that interest rate decreases by the Federal Reserve Bank in the first quarter of 2008 will have a negative affect on our net interest income over the short term until the interest rates paid on our liabilities reset.

In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income.  Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Our access to additional short term funding to meet our liquidity needs is limited.

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs.  To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank.  If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds.  Currently, our access to additional borrowed funds is limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations.

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

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio.  Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us.  We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses.  Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses.  If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

A continued economic downturn, especially one affecting our market areas, could continue to adversely affect our financial condition, results of operations or cash flows.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2007, approximately 92% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

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

If we fail to manage our past growth effectively, our financial condition and results of operations could be negatively affected.

We experienced significant growth in 2007, with our total assets increasing $68.5 million, or 25.4%, from December 31, 2006.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that have experienced this type of growth.  Failure to manage our past growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.

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

We face intense competition in all of our current and planned markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business.  Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, credit unions, and mortgage companies.  Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services.  Presently, 21 banks serve Henry County with a total of 56 branches.  Many of our competitors are significantly larger than us and have greater access to capital and other resources.  Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry generally.  If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•                  the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•                  the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•                  the rate at which we introduce new products and services relative to our competitors;

•                  customer satisfaction with our level of service; and

•                  industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We provide services to our local communities.  Our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

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

Our success is, and is expected to remain, highly dependent on our executive management team, consisting of Thaddeus Williams, William Waller and Lisa Maxwell.  This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us.  Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 15.9% of our fully diluted outstanding common stock as of December 31, 2007.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

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

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2007, we had outstanding trust preferred securities totaling $8.2 million.  We unconditionally guaranteed the payment of principal and interest on the trust preferred securities.  Also, the junior debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock.  As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

There are no written comments from the commission staff regarding our periodic reports or current reports under the Act which remain unresolved.

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

The Bank’s Morrow branch is located at 6145 N. Main Street, Morrow, Georgia 30260 which is in Clayton County.  The branch sits on 3.22 acres and is a one-story building of approximately 6,000 square feet.  The branch includes a two-lane drive-up facility, an external ATM and adequate parking.

The Bank’s Operations Center is located at 1469 Highway 20 West, McDonough, Georgia 30253 with approximately 8,100 square feet of leased office space.  The initial term of the lease is three years with two renewal options, each being for one year.

The Bank owns all four of its branch locations and leases its operations center.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES

The Company’s common stock began trading on the OTC Bulletin Board under the symbol “FBHC” in the second quarter of 2004.  On December 12, 2005, NASDAQ changed the symbol to “FBFS”, in connection with the formation of the bank holding company.  There is a low volume of trading in the market for our common stock.  The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the OTC Bulletin Board or as have come to the attention of management.  These quotations also reflect inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2007
First Quarter	16.00	13.75
Second Quarter	13.90	11.75
Third Quarter	11.90	8.10
Fourth Quarter	10.10	5.27
Fiscal year ended December 31, 2006
First Quarter	14.79	12.50
Second Quarter	15.42	13.96
Third Quarter	14.42	13.75
Fourth Quarter	16.95	13.96

As of March 31, 2008, 2,701,882 shares of common stock were outstanding and were held of record by approximately 539 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses.)

No dividends were paid by the Company during 2007.

The Company repurchased 32,824 shares of its stock during the fourth quarter of 2007 at prices ranging from $5.88 per share to $9.95 per share.  The following table provides additional information regarding these repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	14,760	$9.27	14,760	24,854
November 1 – November 30, 2007	18,064	7.52	32,824	6,790
December 1 – December 31, 2007	—	—	—	—
Total	32,824	$8.31	32,824	—

On August 16, 2007, the Board of Directors of FirstBank Financial Services, Inc. (the “Company”) approved a stock repurchase program to repurchase up to 5%, or 141,583 shares of outstanding shares of common stock.  The Company entered into a Rule 10b5-1 Plan for Share Repurchases for the period September 1, 2007 through March 31, 2008 with a maximum repurchase price of $10.00 per share. The agreement was subsequently terminated on January 10, 2008.

ITEM 6.                  SELECTED FINANCIAL DATA

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2007 and 2006 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements.  Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 which are made a part of this annual report.

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

Allowance for loan losses:  The allowance for loan losses represents management’s estimate of probable credit losses expected in the loan portfolio.  Estimating the amount of the allowance of loan losses required significant judgment and the use of estimates related to the fair market value or the estimated net realizable value of the underlying collateral on impaired loans, estimated losses on unimpaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends and conditions.  Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based upon management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of specific, general and unallocated components.  The components of the allowance for loan losses represent an estimate to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses from analyses developed through specific credit allocations for individual problem or potential problem loans and historical loss experience for each loan category.  These analyses involve judgment in estimating the amount of loss associated with the specific loans, including estimating the underlying collateral values.  Due to our limited loss history, the historical loss experience is determined using the average of actual losses of peer banks in the Atlanta MSA incurred over the prior five years for each loan category.  The historical loss experience is adjusted for known changes in economic conditions as well as other qualitative factors.  The resulting loss allocation factors are applied to the balance of each loan category after removing the balance of impaired loans from each category.  The unallocated component reflects management’s estimate of potential inherent but undetected losses within the portfolio due to uncertainties in economic conditions as well as a component that accounts for the inherent imprecision in the underlying assumptions used in the methodologies used for estimating specific and general losses in the loan portfolio.

Although management believes its processes for determining the allowance adequately consider all the potential factors that could potentially result in credit losses, the processes include subjective elements and may be susceptible to significant change.  In addition, there could be potential problem loans in the portfolio that have not been identified as problems because they continue to perform as set forth in the loan agreements.  Continued weakness in our market area could cause currently performing credits to deteriorate.  To the extent the outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the sections of Management’s Discussion and Analysis titled “Risk Elements” and “Allowance for Loan Losses” and in Note 1 to the Consolidated Financial Statements.

Stock-based compensation:  The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense.  The short-cut method was used to determine the expected life of the options.  This method, as prescribed by SAB Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term.  Expected volatility was based upon the historical volatility of the Company’s stock.  Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant.  Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%.  These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.

Overview

During the second half of 2007, we experienced a significant downturn in our local real estate market, as well as the overall metro Atlanta real estate market.  As a result, our operating results were below those of 2006.  We anticipate that 2008 will also be a challenging year for earnings as we continue to see decreased construction and development loan activity.  Because of an increase in our average cost of funds, a 100 basis point drop in the Prime lending rate during the latter part of 2007, and a sharp increase in non-earning assets during the third and fourth quarters of 2007, our net interest margin decreased to 2.91% for 2007 as compared to 4.00% in 2006.  Our net interest margin was also affected by a dramatic increase in non-earning assets during the third and fourth quarters of 2007.  Our ongoing analysis of the Bank’s loans, considering the current economic environment and the level of impaired loans, has resulted in a significant increase in our allowance for loan losses which has been calculated in accordance with generally accepted accounting principles.

After a consistent pattern of growth in the Company’s primary trade area over the last few years, we anticipate a significant slowdown of housing sales, along with a corresponding negative impact on related economic sectors.  Indications of this slowdown are apparent in the declining housing sales, as well as the significant drop in housing permits issued by local governments.  Credit quality has become a major concern, with the Bank experiencing a substantial increase in problem assets.  As the housing market has slowed considerably, we anticipate that the Bank will experience far less overall loan growth than in past years.  Flat or possibly negative growth, coupled with compressed interest rate margins may negatively impact earnings in 2008.

Financial Condition at December 31, 2007 and 2006

Following is a summary of our balance sheets for the periods indicated:

	December 31,
	2007	2006
	(Dollars in Thousands)

Cash and due from banks	$2,358	$5,838
Federal funds sold	14,620	11,614
Securities available for sale	54,645	39,559
Restricted equity securities	2,517	2,014
Loans, net	249,724	208,005
Premises and equipment	7,565	6,013
Other real estate owned	2,556	—
Other assets	11,673	4,037

	$345,658	$277,080

Total deposits	$274,946	$216,412
Other borrowings	34,000	22,000
Subordinated debentures	8,248	8,248
Other liabilities	2,597	2,667
Stockholders’ equity	25,867	27,753

	$345,658	$277,080

As of December 31, 2007, we had total assets of $346 million. Our total assets grew by 25% in 2007.   Deposit growth of $59 million, consisting of a $41 million increase in brokered deposits and an $18 million increase in local deposits, were used to fund net loan growth of $42 million with the remainder being primarily invested in securities.  Our loan to available funding ratio has remained steady since December 31, 2006, holding in the 83-89% range.  Advances from the Federal Home Loan Bank increased by $12 million in 2007.  The net increase is the result of $6 million in advances being called, $6 million in advances maturing, $4.9 million in advance repayment and the subsequent borrowings of an additional $28.9 million.

Stockholders’ equity has decreased by $1,885,805 due to net loss of $1,282,360, proceeds from a stock repurchase of $1,280,022, unrealized gains on securities available for sale, net of tax, of $385,776, reclassification adjustment for losses on securities available for sale recognized in net income, net of tax benefit, of $27,768, unrealized gains on interest rate floors, net of tax, of $172,364, and including recognition of share based compensation payments transactions as required by SFAS 123(R) of $90,669.  We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity or for the foreseeable future.

Securities

Our securities portfolio, consisting of U.S. Government sponsored agency securities, mortgage-backed securities and municipal securities, amounted to $54.6 million at December 31, 2007.  Net unrealized gains on securities amounted to $169,197 at December 31, 2007.  Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Loans

We have 92% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties.  Our real estate mortgages and construction portfolio consists of loans collateralized by one- to four-family residential properties (6%), construction loans to build one- to four-family residential properties (81%), and nonresidential properties consisting primarily of small business commercial properties (13%).  We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One- to four-family residential properties	80%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	90%

The remaining 8% of the loan portfolio consists of commercial, consumer, and other loans.  We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws.  Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing.  Currently, real estate values and employment trends in our market area continue to show signs of downward pressure as a result of a slowdown in the general economy.

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

At December 31, 2007 we had loan commitments and letters of credit outstanding of $30.5 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Due to the recent turmoil in the real estate and financial markets, our financial statements reflect weaker operating results than in previous periods.  Because of this, we anticipate our ranking to be lowered by rating agencies in the coming quarters.  At December 31, 2007, brokered certificates of deposit totaled $127.2 million with $91.7 million maturing within the next twelve months.  Subsequent to December 31, 2007, management implemented a funding plan to mitigate the exposure to the uncertainties of the brokered CD market by pre-funding some of the future maturities into longer term certificates.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions.  At December 31, 2007, we had arrangements with two commercial banks for short-term unsecured lines of credit of $14.4 million.  We also had a remaining credit availability of $32 million at the Federal Home Loan Bank of Atlanta that could be drawn against with adequate collateral.  Subsequent to December 31, 2007, the bank has secured a $4.6 million collateralized line at the Federal Discount Window as another source of liquidity.

At December 31, 2007, our capital ratios were considered adequate based on regulatory minimum capital requirements.  Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency.  Currently, no dividends could be paid by the Bank to the Company.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company as of December 31, 2007 are as follows:

	Company	Bank	Regulatory
	Actual	Actual	Requirements

Leverage capital ratio	9.82%	8.99%	5.00%
Risk-based capital ratios:
Core capital	11.57%	10.42%	6.00%
Total capital	12.84%	11.68%	10.00%

These ratios may decline due to anticipated increases in impaired loans, but are expected to exceed the regulatory minimum requirements.  During 2006, the Company issued $8,248,000 of trust preferred securities which were invested in subordinated debentures issued by the Company.  These subordinated debentures qualify as Tier 1 capital subject to regulatory limitations.  See Note 8 to the Notes to Consolidated Financial Statements for additional details.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2007.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(Dollars in Thousands)

FHLB advances	$34,000	$10,000	$5,000	$14,000	$5,000
Lease commitments	1,610	169	289	192	960
Subordinated debentures	8,248	—	—	—	8,248

	$43,858	$10,169	$5,289	$14,192	$14,208

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit.  These financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  We use the same credit policies in making commitments as we do for on-balance-sheet instruments.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  At December 31, 2007, we had outstanding commitments to extend credit through open lines of $29.6 million and outstanding standby letters of credit of approximately $.9 million.

Subsequent to December 31, 2007, we had commitments for capital expenditures of approximately $1.6 million to construct our Covington branch facility located at 5220 Highway 278, Covington, Georgia.  Due to current economic conditions, the construction of the branch has been temporarily postponed as provided for in the terms of the agreement.

We believe that our liquidity and capital resources are adequate at this time.  We may face challenges as we meet our foreseeable short and long-term liquidity and capital needs in light of current economic conditions.  We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions.  Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation.  A bank can reduce the impact of inflation if it can manage its rate sensitivity gap.  This gap represents the difference between rate sensitive assets and rate sensitive liabilities.  We, through our asset-liability management strategies, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation.  For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Results of Operations For The Years Ended December 31, 2007 and 2006

The following is a summary of our operations for the periods indicated.

	Years Ended
	2007	2006
	(Dollars in Thousands)

Interest income	$22,587	$18,881

Interest expense	(14,030)	(9,272)

Net interest income	8,557	9,609

Provision for loan losses	(5,080)	(480)

Other income	600	315

Other expenses	(6,333)	(5,385)

Income (loss) before income taxes	(2,256)	4,059

Income tax benefit (expense)	974	(1,497)

Net income (loss)	$(1,282)	$2,562

The net loss for 2007 was influenced by a sharp decline in loan demand, particularly in the residential construction and housing markets.  Although the Bank does not participate in sub-prime lending, the slowdown in the housing market resulted in a buildup of finished home inventories as well as a surplus of finished lot inventories.  This put stress on many residential real estate builders and developers who depend on an active housing market to sell their inventories.  As a result, loan demand decreased while the Bank experienced a sharp increase in credit losses and nonperforming loans.  The soft housing market also affected deposit pricing as large mortgage banks and local community banks, needing liquidity, aggressively competed for certificates of deposit, driving rates significantly above wholesale borrowings with similar terms.  Competitive deposit pricing and the carrying cost of a larger base on nonperforming assets compressed the net interest margin further affecting 2007 earnings.

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

Our net interest income decreased by $1,052,000 in 2007 as compared to the same period in 2006.  The decrease was primarily due to interest income reversed on nonaccrual loans totaling approximately $1,343,000 in 2007.  Our net interest margin was 2.91% for the year ended 2007 as compared to 4.00% in 2006. Our cost of funds increased to 5.19% for 2007 as compared to 4.46% in 2006.  Average loans were $238.7 million, average securities were $50.1 million, and average federal funds sold were $7.8 million.  Average interest-bearing liabilities were $270.4 million.  The rate earned on average interest-earning assets was 7.56% in 2007 compared to 7.86% in 2006.

Provision for Loan Losses

The provision for loan losses was $5,080,000 in 2007 as compared to $480,000 in 2006.  The amount provided was due primarily to our assessment of expected risk in the loan portfolio and the increase in problem and potential problem loans. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses.  We believe that the $7.1 million in the allowance for loan losses at December 31, 2007, or 2.78% of total net outstanding loans is adequate to absorb known risks in the loan portfolio. Our net charge-offs increased to $330,000 for the year ended 2007 as compared to $5,000 in 2006.  Our charge-offs were minimal in 2007 and 2006 as the ratio of charged-off loans to average loans outstanding was .14% and .003%, respectively.  No assurance can be given that increased nonperforming loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Noninterest Income

The following table represents the principal components of noninterest income for the years ended December 31, 2007 and 2006.

	2007	2006
	(Dollars in Thousands)
Income from bank-owned life insurance	$34	$—
Service charge income related to deposit accounts and ATM fees	467	255
Gain on sale of other real estate owned	21	—
Other	78	60
Total noninterest income	$600	$315

Noninterest income consists of service charges on deposit accounts, other miscellaneous service charges, fees and income.  Noninterest income increased by $285,000, or 91% to $600,000 in 2007 as compared to $315,000 in 2006.  The primary reason for the increase was the implementation of an overdraft privilege program which increased NSF charges by $197,000, or 89% to $362,000 as compared to $165,000 in 2006.  Service charges related to ATM services increased $35,000, or 60% to $93,000 in 2007 as compared to $58,000 in 2006.  Bank owned life insurance was purchased in October 2007 to offset current and future employee benefit costs which increased other income $34,000 in 2007.  Additionally, the gain on sale of other real estate owned totaling $21,000 offset a marginal decrease in other income of $2,000.

Noninterest Expense

The following table represents the principal components of noninterest expense for the years ended December 31, 2007 and 2006.

	2007	2006
	(Dollars in Thousands)
Salaries and employee benefits	$3,142	$3,052
Equipment and occupancy	975	716
Data processing	333	267
Directors’ fees	147	134
Accounting and audit fees	148	96
Regulatory fees	187	53
Other real estate owned expense	109	—
Advertising and marketing	103	152
Computer software and maintenance	120	84
Loss on sale of securities available for sale	45	—
Other	1,025	831
Total noninterest expense	$6,334	$5,385

Noninterest expenses increased 18% to $6.3 million in 2007 from $5.4 million in 2006.  Salaries and employee benefits increased $90,000.  Total full-time equivalent employees increased during the current year to 61 from 48 at December 31, 2006.  The majority of the additions to staff were due to the opening of our Morrow branch and to provide additional support in the branch and operations areas of the bank.  Other annual salary increases, the recognition of stock compensation expense of $91,000 as required by FAS 123(R) and bonuses contributed to the increase in salaries and employee benefits.  Bonuses paid to executive officers under employment agreements for 2007 and 2006 were $89,000 and $228,000, respectively.

Equipment and occupancy expenses increased $259,000, or 36% in 2007 primarily due to branch expansion which increased depreciation and occupancy expense, additional equipment needs for employees, other occupancy expenses related to the operations center and the new ground lease of $8,000 per month for our Covington branch.  The Company leases it operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.

Data processing fees increased $66,000, or 25% compared to 2006.  This increase was attributed to the opening of our Morrow branch, bill pay product implementation and the overall growth of the bank.  The increase of $13,000 in directors’ fees was due in part to a new director added to the Board of the Bank and Company designated as the Company’s financial expert. The increase of $52,000 in audit and accounting fees was due to the implementation of the first phase of SOX 404 which required management to test internal controls in order to assess their effectiveness in 2007.  Regulatory fees increased $134,000, or 253% as compared to 2006 which was due to the new FDIC assessment methodology implemented in 2007. Expenses related to the increase in other real estate owned totaled $109,000 in 2007. Advertising and marketing expenses decreased $49,000, or 32% compared to 2006.  This decrease was due to a change in the Bank’s marketing plan to maximize the benefit of our outdoor message boards as opposed to billboards. Computer software and maintenance increased $36,000, or 43% compared to 2006.  This increase was mainly due to overall growth and branch expansion in 2007.  Loss on sale of securities increased $45,000 as compared to 2006 in an effort to protect the long-term earnings of the Bank by actively managing the Bank’s interest rate risk sensitivity.  Other noninterest expenses also increased $194,000, or 23% compared to 2006.  Included in this amount are expenses totaling $68,000 related to the change of the Bank’s name effective January 1, 2007.

Income Tax

Income tax benefit was $974,000 for 2007 as compared to income tax expense of $1,497,000 in 2006.  The decrease in our income tax provision was $2,471,000 as compared to 2006.  The effective tax rate for the year ended December 31, 2007 was 0% as compared to 37% to 2006.  The decrease in our effective tax rate is due primarily to the decrease in net income, decrease of expense related to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $81,000 for 2007 as compared to $144,000 for 2006, income from bank owned life insurance totaling $34,000 and an increase in tax exempt interest income totaling $109,000.

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

At December 31, 2007, our cumulative one year interest rate-sensitivity gap ratio was (93%).  Our targeted ratio is 90% to 120% in this time horizon.  This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate-sensitivity gap,

the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio.  The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year but
	Within	But	Within	After
	Three	Within	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$14,620	$—	$—	$—	$14,620
Interest-bearing due from	701	—	80	—	781
Securities	—	498	17,123	37,025	54,646
Loans (1)	173,905	15,575	18,240	498	208,218
	$189,226	$16,073	$35,443	$37,523	$278,265

Interest-bearing liabilities:
Interest-bearing demand deposits	$13,036	$—	$25,305	$—	$38,341
Savings	6,110	—	6,109	—	12,219
Certificates, less than $100,000	49,001	93,169	34,146	—	176,316
Certificates, $100,000 and over	7,664	27,694	2,859	—	38,217
Other borrowings	15,000	—	14,000	5,000	34,000
Trust preferred securities	8,248	—	—	—	8,248
	$99,059	$120,863	$82,419	$5,000	$307,341

Interest rate sensitivity gap	$98,415	$(104,790)	$(46,976)	$32,523	$(29,076)

Cumulative interest rate gap	$98,415	$(14,623)	$(61,599)	$(29,076)

Interest rate sensitivity gap ratio	191%	(13)%	(43)%	750%

Cumulative interest rate sensitivity gap ratio	191%	(93)%	(80)%	(91)%

(1) Excludes nonaccrual loans of approximately $48,804,000.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND

SHAREHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

	December 31, 2007	December 31, 2006
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$3,392	$2,585
Interest bearing due from	1,427	1,205
Federal funds sold	7,821	14,032
Taxable securities available for sale, at cost	44,687	34,968
Tax-exempt securities available for sale, at cost	6,127	3,416
Unrealized losses on securities available for sale	(583)	(905)
Loans (2)	238,652	186,728
Allowance for loan losses	(2,951)	(2,100)
Other assets	14,682	8,821
	$313,254	$248,750

Total interest-earning assets	$294,014	$240,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$11,304	$13,038
Interest-bearing demand and savings	37,067	22,635
Time	196,252	160,694
Total deposits	244,623	196,367

Other borrowed funds	28,791	22,377
Subordinated debentures	8,248	2,011
Other liabilities	3,049	1,903
Total liabilities	284,711	222,658
Stockholders’ equity	28,543	26,092
	$313,254	$248,750

Total interest-bearing liabilities	$270,358	$207,717

(1)                                  Average balances were determined using the daily average balances for the years ended December 31, 2007 and 2006.

(2)                                  There were $4,700,000 of nonaccrual loans included in average loans in 2007 and $305,000 in 2006.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		Average		Average
	Interest	Yields	Interest	Yields
	(Dollars in Thousands)

INTEREST INCOME:
Interest and fees on loans (1)	$19,696	8.25%	$16,487	8.83%
Interest on taxable securities	2,182	4.88%	1,506	4.31%
Interest on tax-exempt securities	248	4.05%	139	4.07%
Interest on federal funds sold	389	4.97%	693	4.94%
Interest on due from banks	72	5.05%	56	4.65%
Total interest income	$22,587	7.56%	$18,881	7.86%

INTEREST EXPENSE:
Interest on interest-bearing demand deposits and savings	$1,615	4.36%	$770	3.40%
Interest on time deposits	10,472	5.34%	7,450	4.64%
Interest on other borrowed funds	1,350	4.69%	908	4.06%
Interest on subordinated debentures	593	7.19%	144	7.16%
Total interest expense	$14,030	5.19%	$9,272	4.46%

NET INTEREST INCOME	$8,557		$9,609

Net interest spread		2.49%		3.40%
Net yield on average interest-earning assets		2.91%		4.00%

(1)          Interest and fees on loans includes $1,019,135 and $928,853 of loan fee income for the years ended December 31, 2007 and 2006, respectively.  There was no interest income recognized on nonaccrual loans during 2007 or 2006.

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

	Year Ended December 31,
	2007 to 2006
	Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$(1,133)	$4,342	$3,209
Interest on taxable securities	220	456	676
Interest on tax-exempt securities	(1)	110	109
Interest on federal funds sold	5	(309)	(304)
Interest on interest-bearing deposits in banks	5	11	16
Total interest income	(904)	4,610	3,706

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	258	587	845
Interest on time deposits	1,226	1,796	3,022
Interest on borrowings	155	287	442
Interest on subordinated debentures	1	448	449
Total interest expense	1,640	3,118	4,758

Net interest income	$(2,544)	$1,492	$(1,052)

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
U.S. Government sponsored agency securities	$37,051	$24,141
Mortgage-backed securities	8,472	9,354
Municipal securities	9,122	6,064
Restricted equity securities	2,517	2,014
	$57,162	$41,573

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.  Restricted equity securities are not included in the table because they have no contractual maturity.

			After one year		After five years
	One year or less		through five years		through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

U.S. Government sponsored agency securities	$498	4.00%	$13,962	4.68%	$16,945	5.34%
Mortgage-backed securities	—		1,794	3.78%	1,085	3.93%
Municipal securities	—		1,016	3.75%	1,471	4.15%
	$498	4.00%	$16,772	4.26%	$19,501	4.45%

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)

U.S. Government sponsored agency securities	$5,646	6.30%	$37,051	5.22%
Mortgage-backed securities	5,594	4.44%	8,472	4.24%
Municipal securities	6,635	4.55%	9,122	4.39%
	$17,875	4.49%	$54,645	4.33%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2007	2006
	(Dollars in Thousands)

Commercial	$18,109	$17,325
Real estate-construction	191,182	145,712
Real estate-mortgage	45,294	44,344
Consumer installment and other	2,437	3,330
	257,022	210,711
Less deferred loan fees	(156)	(314)
Less allowance for loan losses	(7,142)	(2,392)
Net loans	$249,724	$208,005

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2007 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Commercial
One year or less	$13,099
After one year through five years	5,010
After five years	—
18,109
Construction
One year or less	181,851
After one year through five years	9,324
After five years	7
191,182
Other
One year or less	22,942
After one year through five years	22,174
After five years	2,615
47,731

$257,022

The following table summarizes loans at December 31, 2007 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$18,567
Floating or adjustable interest rates	20,563
$39,130

Risk Elements

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers.  The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio.  While risk of loss in the Bank’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Bank’s control such as local, regional and/or national economic downturns.  General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

The following table presents the aggregate of nonperforming assets for the categories indicated.

	December 31,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$48,804	$1,022
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,637	17
Restructured loans	—	—
Total nonperforming loans	50,441	1,039

Other real estate	2,556	—
Total nonperforming assets	$52,997	$1,039

The reduction in interest income associated with nonaccrual loans during 2007 is as follows:

(Dollars in
Thousands)
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	$1,694
Interest income that was recorded on nonaccrual and restructured loans	$—

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. We will generally discontinue the accrual of interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days or to be restructured.

Information with respect to potential problem loans is as follows:

(Dollars in Thousands)
Loans contractually past due 30 - 89 days as to interest or principal payments and still accruing	$7,306
Loans contractually current as to interest or principal payments	210
$7,516

Other criticized /watch loans are defined as loans that may possess credit deficiencies which may require management’s attention to monitor the borrower’s ability to comply with the present loan repayment terms and to detect any further credit deterioration of the borrower.

Information with respect to other criticized /watch loans is as follows:

(Dollars in Thousands)
Loans contractually past due 30 – 89 days as to interest or principal payments and still accruing	$4,707
Loans contractually past due 1 – 29 days as to interest or principal payments and still accruing	495
Loans contractually current as to interest or principal payments	12,844
$18,046

Nonperforming assets at December 31, 2007 totaled approximately $53 million or 20.40% of total loans and other real estate.  This compares to approximately $1 million or ..50% of total loans and other real estate at December 31, 2006.

Summarized below is a list of other real estate totaling $2,556,000 as of December 31, 2007 detailed by collateral type and location:

•	$901,000 secured by three completed new construction single family detached homes in Stockbridge, Henry County, Georgia;

•	$879,000 secured by two new construction single family detached homes in various stages of completion in Oxford, Newton County, Georgia.

•	$525,000 secured by four new construction single family detached homes in various stages of completion in Jackson, Butts County, Georgia;

•	$195,000 secured by five developed residential lots in Jackson, Butts County, Georgia;

•	$56,000 secured by two developed residential lots in Riverdale, Clayton County, Georgia;

Subsequent to December 31, 2007, other real estate totaling approximately $455,000 was sold with a loss on the sale of approximately $71,000.  Other real estate acquired through foreclosure subsequent to December 31, 2007 totaled approximately $7,354,000 with writedowns on the acquired other real estate of approximately $1,347,000.  We have made provisions for these writedowns and losses in the December 31, 2007 allowance for loan loss.

The majority of nonaccrual loans are represented by approximately twenty-three separate loan relationships with aggregate balances over $250,000 which involve construction loans and residential development loans located in our local trade area.  These loans comprise over 89% of the $48.8 million in loans in nonaccrual as of December 31, 2007.  The ten largest nonaccrual loans comprise $23.1 million, or 47.4% of total nonaccrual loans.  Of these ten loans, eight are residential development loans, one is a commercial real estate loan and one is a real estate loan for two residential lake lots.

Summarized below are nonaccrual loans totaling $48,804,000 as of December 31, 2007.  This information is provided to give detail as to the collateral type and location of our nonaccrual loans and to assist in the assessment of possible collateral concentrations.

•	$8,895,000 in loans secured by three residential A & D projects in various stages of completion located in McDonough, Henry County, Georgia;

•	$7,733,000 in loans secured by fifty new construction single family detached homes in various stages of completion located in McDonough, Henry County, Georgia;

•	$4,529,000 in loans secured by one residential A & D project located in Lovejoy, Clayton County, Georgia;

•	$3,567,000 in loans secured by two residential A & D projects in various stages of completion located in Stockbridge, Henry County, Georgia;

•	$2,507,000 in loans secured by six new construction single family detached homes in various stages of completion located in Forsyth, Monroe County, Georgia;

•	$1,808,000 in loans secured by commercial property in Covington, Newton County, Georgia;

•	$1,687,000 in loans secured by seventeen new construction single family detached homes in various stages of completion located in Covington, Newton County, Georgia;

•	$1,686,000 in loans secured by commercial property in Forsyth, Monroe County, Georgia;

•	$1,644,000 in loans secured by various developed residential lots in McDonough, Henry County, Georgia;

•	$1,565,000 in loans secured by developed residential lots located in Hampton, Henry County, Georgia;

•	$1,500,000 in loans secured by two developed residential lots on Lake Spivey in Jonesboro, Clayton County, Georgia;

•	$1,020,000 in loans secured by eleven new construction single family detached homes in various stages of completion located in Griffin, Spalding County, Georgia;

•	$1,000,000 in loans secured by a car wash facility located in Stockbridge, Henry County, Georgia;

•	$934,000 in loans secured by commercial equipment;

•	$915,000 in loans secured by twenty new construction single family detached homes in various stages of completion located in Palmetto, Fulton County, Georgia;

•	$749,000 in loans secured by six new construction single family detached homes in various stages of completion in Hampton, Clayton County, Georgia;

•	$714,000 in loans secured by six new construction single family detached homes in various stages of completion in College Park, Fulton County, Georgia;

•	$610,000 in loans secured by nine developed residential lots in Forsyth, Monroe County, Georgia;

•	$558,000 in loans secured by seven new construction single family detached homes in various stages of completion located in Morrow, Clayton County, Georgia;

•	$525,000 in loans secured by a condo unit at the Atlanta Motor Speedway in Hampton, Henry County, Georgia;

•	$520,000 in loans secured by commercial property in McDonough, Henry County, Georgia;

•	$505,000 in loans secured by nine new construction single family detached homes in various stages of completion located in Luthersville, Meriweather County, Georgia;

•	$490,000 in loans secured by four new construction single family detached homes in various stages of completion located in Barnesville, Lamar County, Georgia;

•	$465,000 in loans secured by commercial property in Lithonia, DeKalb County, Georgia;

•	$445,000 in loans secured by three new construction single family detached homes in various stages of completion located in Hampton, Henry County, Georgia;

•	$368,000 in loans secured by three new construction single family detached homes in various stages of completion located in Jackson, Butts County, Georgia;

•	$334,000 in loans secured by three single family rental properties located in Griffin, Spalding County, Georgia;

•	$301,000 in loans secured by two single family detached homes in various stages of completion located in Monticello, Jasper County, Georgia;

•	$188,000 in loans secured by two single family rental properties located in Morrow, Clayton County, Georgia;

•	$143,000 in loans secured by other bank stock;

•	$130,000 in loans secured by a single family home located in Lawrenceville, Gwinnett County, Georgia;

•	$129,000 in loans secured by a single family detached home under construction located in Barnesville, Lamar County, Georgia;

•	$93,000 in loans secured by a single family rental property located in McDonough, Henry County, Georgia;

•	$92,000 in loans secured by a single family rental property located in Riverdale, Clayton County, Georgia;

•	$91,000 in loans secured by assignments on accounts receivables contracts;

•	$84,000 in loans secured by a single family detached home located in Covington, Newton County, Georgia;

•	$73,000 in home equity loans secured by a single family detached home located in Henry County, Georgia;

•	$59,000 in loans secured by a single family detached home under construction located in Stockbridge, Henry County, Georgia;

•	$55,000 in loans secured by five vehicles;

•	$49,000 in loans secured by a single family detached home located in McDonough, Henry County, Georgia;

•	$41,000 in loans secured by a single family detached home under construction located in Locust Grove, Henry County, Georgia;

•	$3,000 in three unsecured loans.

The Company has performed an extensive analysis of these loans and the underlying collateral values and has made provisions to the allowance for loan losses under FAS 114 guidelines totaling $4.4 million.

The Bank’s primary trade area is Henry County and Clayton County, Georgia and those portions of adjoining counties that are natural extension of these communities.  Henry County has been noted as one of the top 10 counties in the nation for growth.  Consistent with the Atlanta metropolitan area, the growth provided a significant portion of the Bank’s loan portfolio.  While home sales slowed in early 2007, the sales activity declined dramatically during the third and fourth quarters.  While the Bank did not engage in sub-prime mortgage lending, either as a direct investor or as a holder of securities, it has not been immune to the economic impacts.  A number of the Bank’s loan customers are involved in the development of residential housing lots or the construction for resale of residential housing units.  Prior to August 2007, the absorption rate of single family houses and lots supported a significant buildup of inventory of houses for sale as well as a constant supply of lots for future home construction.  The significant downturn in home sales as a result of the sub-prime mortgage crisis has exacerbated the cash flow problems of individual borrowers.  Experienced developers and builders have found their inventories of homes and lots being exposed to a market that was no longer able to absorb these properties in a timeframe consistent with the production of inventory.  The properties in these inventories now generally require sales concessions or buyer incentives to sell.  The sudden change in absorption patterns has left many borrowers with standing inventories that require significant levels of cash to support the carrying cost of servicing the related debts.  Unfortunately, this comes at a time when many of their assets are held in relatively illiquid form.  As a result of these issues, the Bank has seen a sudden spike in nonperforming assets which the borrower does not have the current ability to meet the obligations of the loan upon the pre-established terms.

We can make no assurances that the Bank will not see a further deterioration in credit quality which would require additional reserves for those problem loans.  The Bank is actively working with those borrowers impacted by the economic downturn to develop plans for repayment and programs to liquidate the underlying properties through sales.  We recognize the possibility that nonperforming assets may increase in future periods.

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

	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$238,652	$186,728

Balance of allowance for loan losses at beginning of period	2,392	1,917

Loans charged off:
Construction, land development, and other land loans	(137)	—
Commercial	(122)	—
Consumer installment and other	(77)	(13)
	(336)	(13)

Loans recovered:
Commercial	—	6
Consumer installment and other	6	2
	6	8

Net charge-off	(330)	(5)

Additions to the allowance charged to operating expense during period	5,080	480

Balance of allowance for loan losses at end of period	$7,142	$2,392

Ratio of net loans charged off during the period to average loans outstanding	0.138%	0.003%

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans as well as probable credit losses expected in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, and review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  Impaired loans are individually assessed under Statement of Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A provision for loan losses was made for the year ended December 31, 2007 in the amount of $5,080,000 as compared to $480,000 in 2006.  The amounts provided are due primarily to our assessment of expected risk in the loan portfolio, the increase in problem and potential problem loans and the increase in loan growth as compared to 2006. We can make no assurances that the Company will not see a further deterioration in credit quality which would require additional reserves for those problem loans. The allowance for loan losses as a percentage of total loans was 2.78% at December 31, 2007 as compared to 1.14% at December 31, 2006.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

As of December 31, 2007, we had made allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below.  Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2007		2006
		Percent of loans in		Percent of loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)
Commercial	$500	7%	$598	8%
Real estate - construction	5,285	74%	1,076	69%
Real estate - mortgage	1,286	18%	478	21%
Consumer installment and other	71	1%	240	2%
	$7,142	100%	$2,392	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$11,304		$13,038
Interest-bearing demand deposits and savings	37,067	4.36%	22,635	3.40%
Time deposits	196,252	5.34%	160,694	4.64%
Total deposits	$244,623		$196,367

(1)           Average balances were determined using the daily average balances for the years ended December 31, 2007 and 2006.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$7,695
Over three months through six months	14,993
Over six months through twelve months	12,670
Over twelve months	2,859
Total	$38,217

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	2007	2006

Return on assets (1)	(.41)%	1.03%
Return on equity (2)	(4.49)%	9.82%
Dividend payout ratio (3)	n/a	n/a
Equity to assets ratio (4)	9.11%	10.49%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets.

ITEM 7A.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 8.                                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and independent auditors’ report thereon for year ended December 31, 2007 and attached hereto beginning at page F-1.

The following financial statements are attached on page F-1 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 9.                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities Exchange Commission, is timely made known to them.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

In the fourth quarter of 2007, a review was performed by an independent third party firm which identified significant deficiencies in the systems and processes that are used to identify problem credits.  These deficiencies, coupled with rapid growth and the recent slowdown in acquisition, development and construction activity, where our loan portfolio is heavily concentrated, resulted in an increase of potential problem credits identified and augmented the allowance for loan losses.  We have hired additional qualified staff to assist in the elimination of these deficiencies in internal controls.  The Company has enhanced its risk rating methodology and has taken steps to strengthen the internal controls over financial reporting with regard to problem asset identification, appropriate classification and adequate loan loss provision.  As we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting we may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business as discussed below.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that FirstBank Financial Services, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                                       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008 under the headings “Proposal — Election of Directors — Director Nominees and Continuing Directors,” “Executive Officers,” “Meetings and Committees of the Board” and “Filings Under Section 16(a)” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of our executive officers and employees.  The Code of Business Conduct and Ethics is posted on the Company’s web site at www.firstbankfinancialservices.com.  A copy of the Code of Business Conduct and Ethics may be obtained without charge upon written request addressed to the FirstBank Financial Services, Inc., 120 Keys Ferry Street, McDonough , Georgia 30253.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008 under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The other information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Matters” and is incorporated herein by reference.

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

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	219,984	$11.51	110,016

Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	219,984	$11.51	110,016

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008 under the headings “Certain Relationships and Related Transactions with Management” and is incorporated herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008 under the heading “Audit and Other Fees Paid to Independent Accountants” and is incorporated herein by reference.

PART IV

ITEM 15.                                           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of FirstBank Financial Services, Inc. (1)

3.2	Bylaws of FirstBank Financial Services, Inc.

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1*	Amended and Restated Employment Agreement by and between First Bank of Henry County and Thaddeus M. Williams. (2)

10.2*	Employment Agreement by and between FirstBank Financial Services, Inc. and Lisa J. Maxwell. (3)

10.3*	Employment Agreement by and between First Bank of Henry County and William M. Waller. (4)

10.4*	First Bank of Henry County 2000 Stock Incentive Plan. (5)

10.5*	First Amendment to First Bank of Henry County 2000 Stock Incentive Plan. (6)

21.1	Subsidiaries of FirstBank Financial Services, Inc. (7)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-K).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or warrant

(1)	Incorporated herein by reference to Exhibit of the same number in the Company’s Form 8-K filed January 23, 2006.

(2)	Incorporated herein by reference to Exhibits 10.1 in the Company’s Form 8-K filed January 4, 2008.

(3)	Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed February 28, 2007.

(4)	Incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-KSB for the year ended December 31, 2006.

(5)	Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed January 23, 2006.

(6)	Incorporated herein by reference to Exhibit 10.8 of the Company’s Form 8-K filed January 23, 2006.

(7)	FirstBank Financial Services, Inc. has only one subsidiary, FirstBank Financial Services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.

By:	/s/ Thaddeus M. Williams
Thaddeus M. Williams
President and Chief Executive Officer

Date:	April 15, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Thaddeus Williams his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry D. Adams		April 9, 2008
Larry D. Adams	Director

/s/ Wiley A. Brown, Jr.		April 9, 2008
Wiley A. Brown, Jr.	Director

/s/ Don H. Cagle		April 9, 2008
Don H. Cagle	Chairman of the Board

/s/ James Troy Chafin, III		April 9, 2008
James Troy Chafin, III	Director

/s/ William Lee Craddock, Jr.		April 9, 2008
William Lee Craddock, Jr.	Director

/s/ Luther Martin Denney, III		April 9, 2008
Luther Martin Denney, III	Director

/s/ Milton Stanley Goggins		April 9, 2008
Milton Stanley Goggins	Director

/s/ Richard Allen Grimes		April 9, 2008
Richard Allen Grimes	Director

/s/ Robert J. McDonald		April 9, 2008
Robert J. McDonald	Director

/s/ Larry Max Phillips		April 9, 2008
Larry Max Phillips	Director

/s/ Thaddeus M. Williams	Director, President, Chief Executive	April 9, 2008
Thaddeus M. Williams	Officer

/s/ Lisa J. Maxwell	Executive Vice President,	April 9, 2008
Lisa J. Maxwell	Chief Financial Officer

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2007

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FirstBank Financial Services, Inc.

McDonough, Georgia

We have audited the consolidated balance sheets of FirstBank Financial Services, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBank Financial Services, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of FirstBank Financial Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007 included under Item 9A  “Controls and Procedures” in FirstBank Financial Services, Inc. and subsidiary’s Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ MAULDIN & JENKINS, LLC
Atlanta, Georgia
April 14, 2008

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Cash and due from banks	$1,576,976	$4,047,726
Interest-bearing deposits in banks	780,914	1,790,278
Federal funds sold	14,620,000	11,614,000
Securities available for sale, at fair value	54,645,511	39,559,041
Restricted equity securities, at cost	2,516,856	2,013,556

Loans, net of unearned income	256,865,762	210,397,450
Less allowance for loan losses	7,141,996	2,392,086
Loans, net	249,723,766	208,005,364

Premises and equipment	7,565,255	6,013,068
Other real estate owned	2,556,179	—
Other assets	11,672,636	4,036,623

Total assets	$345,658,093	$277,079,656

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$9,852,593	$11,571,364
Interest-bearing	265,093,731	204,840,106
Total deposits	274,946,324	216,411,470
Other borrowings	34,000,000	22,000,000
Subordinated debentures	8,248,000	8,248,000
Other liabilities	2,596,846	2,667,458
Total liabilities	319,791,170	249,326,928

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,696,882 and 2,831,676 issued and outstanding, respectively	13,484,410	14,158,380
Surplus	11,139,662	11,655,045
Retained earnings	1,046,207	2,328,567
Accumulated other comprehensive income (loss)	196,644	(389,264)
Total stockholders’ equity	25,866,923	27,752,728

Total liabilities and stockholders’ equity	$345,658,093	$277,079,656

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Interest income:
Loans, including fees	$19,696,420	$16,486,625
Taxable securities	2,181,636	1,505,623
Tax-exempt securities	247,573	138,897
Deposits in banks	72,256	56,700
Federal funds sold	389,432	692,918
Total interest income	22,587,317	18,880,763

Interest expense:
Deposits	12,086,679	8,220,794
Other borrowings	1,943,508	1,051,415
Total interest expense	14,030,187	9,272,209

Net interest income	8,557,130	9,608,554
Provision for loan losses	5,080,183	480,000
Net interest income after provision for loan losses	3,476,947	9,128,554

Other income:
Service charges on deposit accounts	415,008	223,169
Gain on sale of other real estate owned	21,306	—
Other operating income	164,010	91,494
Total other income	600,324	314,663

Other expenses:
Salaries and employee benefits	3,141,801	3,052,128
Equipment and occupancy expenses	974,986	715,602
Loss on sale of premises and equipment	6,991	6,293
Net losses on sales of securities available for sale	44,787	—
Other operating expenses	2,164,992	1,610,582
Total other expenses	6,333,557	5,384,605

Income (loss) before income taxes	(2,256,286)	4,058,612

Income tax (benefit) expense	(973,926)	1,496,899

Net income (loss)	$(1,282,360)	$2,561,713

Basic earnings (losses) per share	$(0.46)	$0.90

Diluted earnings (losses) per share	$(0.44)	$0.85

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net income (loss)	$(1,282,360)	$2,561,713

Other comprehensive income (loss):

Net unrealized holding gains on securities available for sale arising during period, net of tax of $236,443 and $54,616, respectively	385,776	164,583

Reclassification adjustment for losses on securities available for sale realized in net income, net of tax benefit $17,019 and $0, respectively	27,768	—

Net unrealized holding gains (losses) on interest rate floor arising during period, net of tax (benefit) of $105,642 and ($47,692), respectively	172,364	(77,280)

Other comprehensive income	585,908	87,303

Comprehensive income (loss)	$(696,452)	$2,649,016

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	2,145,250	$10,726,250	$11,235,374	$3,298,408	$(476,567)	$24,783,465
Net income	—	—	—	2,561,713	—	2,561,713
10% stock dividend	214,503	1,072,515	2,458,204	(3,531,081)	—	(362)
Six-for-five stock split	471,923	2,359,615	(2,359,615)	(473)	—	(473)
Other comprehensive income	—	—	—	—	87,303	87,303
Stock-based compensation	—	—	321,082	—	—	321,082
Balance, December 31, 2006	2,831,676	14,158,380	11,655,045	2,328,567	(389,264)	27,752,728
Net loss	—	—	—	(1,282,360)	—	(1,282,360)
Stock repurchase	(134,794)	(673,970)	(606,052)	—	—	(1,280,022)
Other comprehensive income	—	—	—	—	585,908	585,908
Stock-based compensation	—	—	90,669	—	—	90,669
Balance, December 31, 2007	2,696,882	$13,484,410	$11,139,662	$1,046,207	$196,644	$25,866,923

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(1,282,360)	$2,561,713
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of premises and equipment	6,991	6,293
Gain on sales of other real estate owned	(21,306)	—
Writedowns of other real estate owned	98,648	—
Net losses on sales of securities available for sale	44,787	—
Depreciation and amortization	492,233	363,178
Stock compensation expense	90,669	321,082
Deferred taxes	(2,091,663)	(216,517)
Provision for loan losses	5,080,183	480,000
Increase in accrued interest receivable	(1,004,606)	(617,871)
Increase in accrued interest payable	48,089	1,140,943
Net other operating activities	(801,729)	201,865

Net cash provided by operating activities	659,936	4,240,686

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	1,009,364	(1,000,299)
Purchases of securities available for sale	(23,777,070)	(11,338,842)
Proceeds from sales of securities available for sale	4,781,678	—
Proceeds from maturities of securities available for sale	4,531,141	3,124,112
Purchases of restricted equity securities	(503,300)	(429,300)
Net (increase) decrease in federal funds sold	(3,006,000)	2,151,000
Net increase in loans	(49,549,607)	(41,728,117)
Proceeds from sales of other real estate owned	155,267	—
Proceeds from sales of premises and equipment	22,000	3,491
Purchase of premises, equipment and software	(2,052,491)	(2,235,575)
Purchase of bank owned life insurance	(3,000,000)	—
Purchase of state tax credits	(996,500)	—
Purchase of interest rate floor	—	(298,500)
Net cash used in investing activities	(72,385,518)	(51,752,030)

FINANCING ACTIVITIES
Net increase in deposits	58,534,854	42,075,462
Net increase in borrowings	12,000,000	—
Stock repurchase	(1,280,022)	—
Purchase of fractional shares	—	(835)
Proceeds from issuance of subordinated debentures	—	8,248,000
Net cash provided by financing activities	69,254,832	50,322,627

Net increase (decrease) in cash and due from banks	(2,470,750)	2,811,283

Cash and due from banks at beginning of year	4,047,726	1,236,443

Cash and due from banks at end of year	$1,576,976	$4,047,726

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$13,982,098	$8,131,266
Cash paid for income taxes	$1,721,384	$1,871,035

NONCASH TRANSACTIONS
Foreclosed assets acquired in settlement of loans	$2,751,022	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, FirstBank Financial Services (the “Bank”).  The Bank is located in McDonough, Henry County, Georgia with a branch in Stockbridge, Georgia, another branch also in McDonough known as the Bank’s South Point branch and a branch in Morrow, Clayton County, Georgia.  The Bank provides a full range of banking services in its primary market areas of Henry and Clayton County and surrounding counties.

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

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from interest-bearing deposits in banks, loans, federal funds sold, deposits and other borrowings are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $9,000 and $939,000 at December 31, 2007 and 2006, respectively.  The decrease in reserve balances was due to the implementation of a deposit reclassification program approved by the Federal Reserve Bank of Atlanta in November 2007.

Securities

Securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect.  Restricted equity securities without a readily determinable fair value are recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities.  Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses expected in the loan portfolio.  Estimating the amount of the allowance of loan losses required significant judgment and the use of estimates related to the fair market value or the estimated net realizable value of the underlying collateral on impaired loans, estimated losses on unimpaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends and conditions.  Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based upon management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance for loan losses consists of specific, general and unallocated components.  The components of the allowance for loan losses represent an estimate to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses from analyses developed through specific credit allocations for individual problem or potential problem loans and historical loss experience for each loan category.  These analyses involve judgment in estimating the amount of loss associated with the specific loans, including estimating the underlying collateral values.  Due to our limited loss history, the historical loss experience is determined using the average of actual losses of peer banks in the Atlanta MSA incurred over the prior five years for each loan category.  The historical loss experience is adjusted for known changes in economic conditions as well as other qualitative factors.  The resulting loss allocation factors are applied to the balance each loan category after removing the balance of impaired loans from each category.  The unallocated component reflects management’s estimate of potential inherent but undetected losses within the portfolio due to uncertainties in economic conditions as well as a component that accounts for the inherent imprecision in the underlying assumptions used in the methodologies used for estimating specific and general losses in the portfolio.

Although management believes its processes for determining the allowance adequately consider all the potential factors that could potentially result in credit losses, the process include subjective elements and may be susceptible to significant change.  In addition, there could be potential problem loans in the portfolio that have not been identified as problems because they continue to perform as set forth in the loan agreements.  Continued weakness in our market area could cause currently performing credits to deteriorate.  To the extent the outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Premises and Equipment

Land is carried at cost.  Premises and equipment, including software costs, are carried at cost less accumulated depreciation and amortization computed on the straight-line method over the following estimated useful lives of the assets:  Buildings, 40 years; equipment, 3-7 years; leasehold improvements and software, 3 years.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is recorded at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.  The Company had other real estate owned totaling $2,556,179 at December 31, 2007.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares outstanding and potential common shares.  Potential common shares consist of stock options and warrants.

Stock-Based Compensation

At December 31, 2007, the Company has two stock-based compensation plans which include certain employees and director, which are described more fully in Note 9.  The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments subsequent to January 31, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of derivatives as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  The change in fair value of instruments used as fair value hedges is accounted for in earnings of the period simultaneous with accounting for the fair value change of the item being hedged.  The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income.  Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in earnings of the period of the change.  As of December 31, 2007, the Company had two interest rate floors to offset interest rate risk in the floating rate loan portfolio, two interest rate swaps to offset interest rate risk of the fixed rate brokered certificates of deposit, and S&P call options and FHLB derivative contracts related to the issuance of certain certificates of deposits to customers.  These instruments are discussed in more detail in Note 12.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassification

Certain items on the statements of operations and cash flows for the year ended December 31, 2006 have been reclassified to be consistent with the classifications adopted for the year ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures   about Derivative Instruments and Hedging Activities (SFAS 161) – an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 applies to all entities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2007:
U.S. Government sponsored agency securities	$36,536,566	$515,499	$(1,185)	$37,050,880
Mortgage-backed securities	8,702,587	—	(230,074)	8,472,513
Municipal securities	9,237,161	62,275	(177,318)	9,122,118
	$54,476,314	$577,774	$(408,577)	$54,645,511

December 31, 2006:
U.S. Government sponsored agency securities	$24,340,355	$26,450	$(225,850)	$24,140,955
Mortgage-backed securities	9,674,230	—	(320,495)	9,353,735
Municipal securities	6,042,265	65,791	(43,705)	6,064,351
	$40,056,850	$92,241	$(590,050)	$39,559,041

Securities with a carrying value of approximately $40,005,000 and $25,366,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The market value of securities is based on quoted market values and is significantly affected by the interest rate environment.  At December 31, 2007, unrealized losses represented 2.58% of the amortized cost.  These unrealized losses are considered temporary because of acceptable investment grades on each security.

The following tables show the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government sponsored agencies	$—	$—	$997,500	$(1,185)	$997,500	$(1,185)
Mortgage-backed securities	939,085	(2,648)	7,533,428	(227,426)	8,472,513	(230,074)
Municipal securities	4,447,695	(143,655)	1,502,762	(33,663)	5,950,457	(177,318)
Total temporarily impaired securities	$5,386,780	$(146,303)	$10,033,690	$(262,274)	$15,420,470	$(408,577)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	S	Gross Unrealized Losses
U.S. Government sponsored agencies	$4,931,835	$(17,244)	$14,436,745	$(208,606)	$19,368,580		$(225,850)
Mortgage-backed securities	1,051,032	(5,455)	8,302,702	(315,040)	9,353,734		(320,495)
Municipal securities	1,245,854	(11,342)	11,308,072	(32,363)	2,553,926		(43,705)
Total temporarily impaired securities	$7,228,721	$(34,041)	$24,047,519	$(556,009)	$31,276,240		$(590,050)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of debt securities as of December 31, 2007 by contractual maturity are shown below.  Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value

Due in less than one year	$499,000	$498,050
Due from one to five years	14,817,597	14,978,577
Due from five to ten years	18,200,946	18,415,494
Due from greater than ten years	12,256,184	12,280,877
Mortgage-backed securities	8,702,587	8,472,513
	$54,476,314	$54,645,511

Gains and losses on sales of securities available for sale consist of the following:

For the Year ended December 31, 2007

Gross gains	$8,779
Gross losses	(53,566)
Net realized losses	$(44,787)

There were no sales of securities during the year ended December 31, 2006.

NOTE 3.                LOANS

The composition of loans is summarized as follows:

	December 31,
	2007	2006

Commercial	$18,109,000	$17,325,000
Real estate – construction	191,182,000	145,712,000
Real estate – other	45,294,000	44,344,000
Consumer	2,436,509	3,330,613
	257,021,509	210,711,613
Unearned income	(155,747)	(314,163)
Allowance for loan losses	(7,141,996)	(2,392,086)
Loans, net	$249,723,766	$208,005,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                LOANS (Continued)

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2007	2006

Balance, beginning of year	$2,392,086	$1,917,216
Provision for loan losses	5,080,183	480,000
Loans charged off	(336,619)	(12,723)
Recoveries of loans previously charged off	6,346	7,593
Balance, end of year	$7,141,996	$2,392,086

The following is a summary of information pertaining to nonperforming loans:

	As of and for the Years Ended December 31,
	2007	2006

Impaired loans without a FAS 114 valuation allowance	$18,576,827	$1,021,811
Impaired loans with a FAS 114 valuation allowance	30,227,013	—
Total impaired loans	$48,803,840	$1,021,811
FAS 114 valuation allowance related to impaired loans	$4,352,921	$—
Average investment in impaired loans	$4,700,446	$305,065
Interest income recognized on impaired loans	$—	$—
Nonaccrual loans	$48,803,840	$1,021,811
Loans past due ninety days or more and still accruing interest	$1,637,465	$17,000

When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent, or the observable market price of the collateral, to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.  A majority of our impaired loans are collateral dependent and most are secured by real estate.  The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. The fair value of these real estate properties is generally determined based on appraisals performed by a certified or licensed appraiser.  Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2007 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                LOANS (Continued)

Balance, beginning of year	$3,462,100
Changes in related parties	7,159
Advances	13,976,173
Repayments	(6,617,225)
Balance, end of year	$10,828,207

NOTE 4.                PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2007	2006

Land	$1,784,006	$1,494,006
Buildings	4,632,648	3,354,009
Construction in progress	14,395	—
Leasehold improvements	166,977	166,977
Equipment	2,125,793	1,789,815
	8,723,819	6,804,807
Accumulated depreciation	(1,158,564)	(791,739)
	$7,565,255	$6,013,068

Subsequent to December 31, 2007, the Company entered into a contractual agreement totaling $1.6 million to construct a new branch in Covington, Georgia.  At December 31, 2007, capitalized expenses totaling $14,395 for surveying and land planning fees were related to the proposed Covington branch construction.  Due to current economic conditions, the construction of the branch has been temporarily postponed as provided for in the terms of the agreement.

Software costs of $149,158 and $130,327, net of accumulated amortization of $119,306 and $79,465, are included in other assets as of December 31, 2007 and 2006, respectively.

Leases

The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.  The initial term of the lease is three years with two renewal options, each being for one year.

During 2007, the Company entered into an operating ground lease agreement for its new Covington branch location for $96,000 a year in rental expense.  The initial term of the lease is 15 years with a right to renew and an option to purchase.

Rental expense for the years ended December 31, 2007 and 2006 was $93,139 and $69,139, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                                            PREMISES AND EQUIPMENT (Continued)

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2008	$169,000
2009	169,000
2010	120,000
2011	96,000
2012	96,000
Thereafter	960,000
$1,610,000

NOTE 5.                                            BANK OWNED LIFE INSURANCE

In 2007, the Company purchased and is the beneficiary of life insurance policies on its executive officers.  The cash surrender values of  these policies included in other assets at December 31, 2007 was $3,033,980.

NOTE 6.                                            DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $38,217,150 and $41,348,232, respectively.  Total brokered time deposits at December 31, 2007 and 2006 were $127,150,000 and $85,786,000, respectively.  The scheduled maturities of time deposits at December 31, 2007 are as follows:

2008	$174,460,322
2009	13,818,260
2010	4,806,203
2011	10,528,282
2012	10,920,426
$214,533,493

Overdraft demand deposits reclassified to loans totaled $101,954 and $8,438 at December 31, 2007 and 2006, respectively.

NOTE 7.                                            OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2007	2006
Adjustable rate credit advances from Federal Home Loan Bank, with a weighted average rate of 5.14% at December 31, 2007	$10,000,000	$2,000,000

Fixed rate credit advances from Federal Home Loan Bank, with a weighted average rate of 5.24% at December 31, 2007	5,000,000	4,000,000

Convertible rate credit advances from Federal Home Loan Bank, with a weighted average rate 4.26% at December 31, 2007	19,000,000	16,000,000
	$34,000,000	$22,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                                            OTHER BORROWINGS (Continued)

The contractual maturities of other borrowings as of December 31, 2007 are as follows:

2008	$10,000,000
2009	5,000,000
2011	5,000,000
2012	9,000,000
2014	3,000,000
2015	2,000,000
$34,000,000

All Federal Home Loan Bank advances are secured by commercial real estate loans with a carrying value of $6,901,912, and securities with a carrying value of $36,288,139 at December 31, 2007.

NOTE 8.                                            SUBORDINATED DEBENTURES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.                                            SUBORDINATED DEBENTURES (Continued)

The trust preferred securities and the related debentures were issued on October 4, 2006.  Both financial instruments bear an identical annual rate of interest of the London Interbank Offered Rate (LIBOR) plus 1.67%, or 6.66% at December 31, 2007.  Distributions on the trust preferred securities are paid quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2006.  Interest on the debentures is paid on the corresponding dates.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2007 was $8,000,000.  The aggregate principal amount of debentures outstanding at December 31, 2007 was $8,248,000.

NOTE 9.                                            EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Compensation Plans

The Company adopted a stock option plan during 2005 which grants key employees options to purchase shares of common stock of the Company.  Option prices and terms are determined by a committee appointed by the Board of Directors.  The plan provides for a total of 330,000 options to purchase common stock of the Company.  As of December 31, 2007, 219,984 options under the plan are outstanding.  The Company can grant up to 110,016 options under the existing plan.

In recognition of the efforts and financial risks undertaken by the Company’s organizers, the Company granted each organizer an opportunity to purchase a number of shares of the Company’s common stock.  The warrants vest over a three year period from the date the Company commenced operations and are exercisable in whole or in part during the ten year period following the commencement date, at an exercise price equal to $7.58 per share.  The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws.  At December 31, 2007, there were 262,416 warrants outstanding.

A summary of the status of the fixed stock option and warrant plans is as follows:

	Years Ended December 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Options outstanding, beginning of year	493,702	$9.58	428,615	$8.77
Granted	8,500	7.56	68,154	14.84
Exercised	—	—	—	—
Forfeited	(14,238)	13.78	(3,067)	13.71
Expired	(5,564)	13.68	—	—
Options outstanding, end of year	482,400	9.37	493,702	9.58

Exercisable, end of year	458,200	9.46	445,022	9.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.                                            EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Compensation Plans (Continued)

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

Year Ended December 31, 2007

Expected dividends (as a percentage of the fair value of the stock)	0%
Expected life of the options	5 years
Expected volatility	19.76%-27.43%
Weighted average expected volatility	25.17%
Risk-free interest rate	3.45%-4.59%
Weighted-average grant date fair value	$2.23

At December 31, 2007, there was $19,678 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.50 years.  At December 31, 2007, the intrinsic value of outstanding options was $0 and the intrinsic value of exercisable options was $0 because the market price of the stock was lower than the option exercise price.

A further summary of the stock options and warrants outstanding at December 31, 2007 follows:

	Options and Warrants Outstanding			Options and Warrants
		Weighted-		Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$5.30	6,000	10.00	$5.30	6,000	$5.30
7.58	344,916	3.67	7.58	320,716	7.58
13.68	77,853	5.14	13.66	77,853	13.66
13.75 - 14.38	19,631	1.88	13.86	19,631	13.86
15.21	6,000	4.21	15.21	6,000	15.21
16.00	28,000	4.54	16.00	28,000	16.00
	482,400	3.97	9.37	458,200	9.46

401(k) Profit Sharing Plan

The Company has a 401(K) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were $61,208 and $52,538 for the years ended December 31, 2007 or 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.                                     INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2007	2006
Current	$1,117,737	$1,713,416
Deferred	(2,091,663)	(216,517)
Income tax (benefit) expense	$(973,926)	$1,496,899

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2007	2006

Tax provision at statutory federal rate	$(767,137)	$1,379,928
State income taxes	(147,778)	117,411
Tax-free interest	(66,022)	(38,339)
Stock based compensation	27,483	48,909
Other items, net	(20,472)	(11,010)
Income tax (benefit) expense	$(973,926)	$1,496,899

The components of deferred income taxes are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Loan loss reserves	$2,428,352	$692,744
Preopening expenses	11,855	15,729
Unearned loan fees	58,772	118,553
Non-qualified stock option expense	70,593	66,880
Nonaccrual loan interest	459,793	—
Securities available for sale	—	189,167
Interest rate derivatives	—	49,413
	3,029,365	1,132,486
Deferred tax liabilities:
Depreciation	109,613	65,816
Securities available for sale	64,295	—
Interest rate derivatives	56,229	—
	230,137	65,816

Net deferred tax assets	$2,799,228	$1,066,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.                                     EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share:

	Years Ended December 31,
	2007	2006
Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	2,792,498	2,831,676

Net income (loss)	$(1,282,360)	$2,561,713

Basic earnings (losses) per share	$(.46)	$.90

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	2,792,498	2,831,676
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	120,503	175,013
Total weighted average common shares and common stock equivalents outstanding	2,913,001	3,006,689

Net income (loss)	$(1,282,360)	2,561,713

Diluted earnings (losses) per share	$(.44)	$.85

On November 16, 2006, the Company declared a six-for-five stock split payable to shareholders of record on December 1, 2006 which was distributed on December 29, 2006.  The 2005 stock dividend and the 2006 stock split are accurately reflected in the weighted average common shares outstanding for the years ended December 31, 2007 and 2006.

NOTE 12.                                     COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                                     COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

A summary of the Company's commitments is as follows:

	December 31,
	2007	2006

Commitments to extend credit	$29,592,199	$48,844,407
Standby letters of credit	913,147	1,702,671
	$30,505,346	$50,547,078

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

At December 31, 2007 and 2006, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2007 and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                                          COMMITMENTS AND CONTINGENCIES (Continued)

Interest Rate Derivatives (Continued)

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

All of the Company’s derivative financial instruments are classified as highly effective cash flow hedges. For the year ended December 31, 2007, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

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

Information pertaining to outstanding interest rate derivatives used to hedge variable-rate deposits is as follows:

	December 31,
	2007	2006
Notional amount	$247,951	$247,951
Weighted average maturity in years	.76 years	1.66 years

Fair value of S&P call options included in other liabilities	$93,423	$84,934

Fair value of FHLB derivative contracts included as a reduction of deposit liabilities	$3,505	$10,490

The Company recognized net expense for the year ended December 31, 2007 as a result of these interest rate derivatives in the amount of $8,500, of which $7,283 is included in interest expense and $1,217 is included in other operating expenses as compared to a net expense of $11,709, of which $7,443 is included in interest expense and $4,266 is included in other operating expenses for the year ended December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                                          COMMITMENTS AND CONTINGENCIES (Continued)

Interest Rate Derivatives (Continued)

Information pertaining to the interest rate floors is as follows:

	December 31,
	2007	2006
Notional amount	$70,000,000	$70,000,000
Weighted average maturity in years	.49 years	1.49 years

Fair value of the floor option value included in other assets	$353,422	$400,000

The Company recognized a net expense for the year ended December 31, 2007 as a result of the interest rate floors in the amount of $182,362 which is included as a reduction of loan interest income as compared to a net expense of $96,139 for the year ended December 31, 2006.

In December 2007, the Company also implemented interest rate swaps as another interest rate risk management strategy. The Company receives a fixed rate of interest from the counterparty and pays a floating rate tied to prime to the counterparty. These instruments are being used as a hedge for the Company’s certificate of deposit portfolio.

Information pertaining to the interest rate swaps is as follows:

	December 31,
	2007	2006
Notional amount	$20,000,000	$—
Weighted average maturity in years	4.50 years	—

The Company recognized a net expense for the year ended December 31, 2007 as a result of the interest rate swaps in the amount of $2,358 which is included as an increase of deposit interest.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Employment Agreements

In 2004, the Company entered into employment agreements with certain officers of the Company with initial terms ranging from three to four years requiring annual salaries totaling $645,500. The agreements are automatically extended for an additional twelve months on the initial term date and each anniversary date thereafter unless proper notification is given. The officers are entitled to receive annual salary increases, and are eligible to receive discretionary bonuses and stock option incentives as may be determined by the Company’s Board of Directors. The total annual salaries under these agreements for 2007 and 2006 were $592,183 and $711,664, respectively, and bonuses paid under the employment agreements for 2007 and 2006 were $88,639 and $227,666, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.                                      CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential and consumer loans to customers in Henry County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Ninety-two percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $6,343,000.

NOTE 14.                                      REGULATORY MATTERS

The Company is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2007, no dividends were available for declaration.

The Company and Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. If, in the opinion of the regulators, the Company or the Bank engaged in unsafe or unsound practices, the regulators could subject the Company or the Bank to a variety of enforcement remedies, including issuance of a capital directive, a prohibition on accepting brokered deposits and other restrictions.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. Management believes, as of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.                                          REGULATORY MATTERS (Continued)

The Company’s actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2007:
Total Capital to Risk Weighted Assets
Consolidated	$37,350	12.84%	$23,276	8%	$	N/A	N/A
Bank only	$33,997	11.68%	$23,276	8%		$29,095	10%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$33,670	11.57%	$11,638	4%	$	N/A	N/A
Bank only	$30,317	10.42%	$11,638	4%		$17,457	6%
Tier 1 Capital to Average Assets
Consolidated	$33,670	9.82%	$13,717	4%	$	N/A	N/A
Bank only	$30,317	8.99%	$13,495	4%		$16,868	5%

As of December 31, 2006:
Total Capital to Risk Weighted Assets
Consolidated	$38,534	16.32%	$18,887	8%	$	N/A	N/A
Bank only	$30,579	12.95%	$18,886	8%		$23,607	10%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$36,142	15.31%	$9,443	4%	$	N/A	N/A
Bank only	$28,187	11.94%	$9,443	4%		$14,164	6%
Tier 1 Capital to Average Assets
Consolidated	$36,142	13.16%	$10,989	4%	$	N/A	N/A
Bank only	$28,187	10.26%	$10,988	4%		$13,736	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                                          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                                          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$16,977,890	$16,977,890	$17,452,004	$17,452,004
Securities available for sale	54,645,511	54,645,511	39,559,041	39,559,041
Restricted equity securities	2,516,856	2,516,856	2,013,556	2,013,556
Loans	249,723,766	249,770,591	208,005,364	209,791,903
Accrued interest receivable	3,105,484	3,639,544	2,100,878	2,100,878
Interest rate derivatives	353,422	353,422	400,000	400,000

Financial liabilities:
Deposits	274,946,324	261,880,359	216,411,470	202,291,281
Other borrowings	34,000,000	34,059,249	22,000,000	21,903,125
Subordinated debentures	8,248,000	8,248,000	8,248,000	8,248,000
Accrued interest payable	2,326,582	2,326,582	2,278,493	2,278,493
Interest rate derivatives	89,918	89,918	74,444	74,444

NOTE 16.                                          SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2007	2006
Other operating expenses:
Audit and accounting fees	$148,400	$96,293
Data processing expense	214,779	175,047

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.                                          PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of operation, and cash flows of FirstBank Financial Services, Inc. as of and for the years ended December 31, 2007 and 2006.

CONDENSED BALANCE SHEETS

	2007	2006
Assets
Cash	$3,055,385	$7,897,175
Investment in subsidiary	30,583,819	27,798,420
Restricted equity securities	248,000	248,000
Other assets	250,607	84,514
Total assets	$34,137,811	$36,028,109

Liabilities and Stockholders’ Equity
Subordinated debentures	$8,248,000	$8,248,000
Other liabilities	22,888	27,381
Total liabilities	8,270,888	8,275,381

Stockholders’ equity	25,866,923	27,752,728
Total liabilities and stockholders’ equity	$34,137,811	$36,028,109

CONDENSED STATEMENTS OF OPERATIONS

	2007	2006
Income
Interest income	$17,845	$4,315
Dividends from subsidiary	—	50,000
Total income	17,845	54,315

Expenses
Interest expense	593,478	143,513
Expenses, other	52,630	45,965
Total expenses	646,108	189,478
Loss before income tax benefits and equity in undistributed income (loss) of subsidiary	(628,263)	(135,163)
Income tax benefits	237,081	69,873
Loss before equity in undistributed loss of subsidiary	(391,182)	(65,290)
Equity in undistributed income (loss) of subsidiary	(891,178)	2,627,003
Net income (loss)	$(1,282,360)	$2,561,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.                                          PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(1,282,360)	$2,561,713
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed (income) loss of subsidiary	891,178	(2,627,003)
Other operating activities	(170,586)	(39,215)

Net cash used in operating activities	(561,768)	(104,505)

INVESTING ACTIVITIES
Purchase of restricted equity securities	—	(248,000)
Investment in subsidiary	(3,000,000)

Net cash used in investing activities	(3,000,000)	(248,000)

FINANCING ACTIVITIES
Proceeds from issuance of subordinated debentures	—	8,248,000
Stock repurchase	(1,280,022)	—
Payment for fractional shares	—	(835)

Net cash provided by (used in) financing activities	(1,280,022)	8,247,165

Net increase (decrease) in cash	(4,841,790)	7,894,660
Cash at beginning of year	7,897,175	2,515
Cash at end of year	$3,055,385	$7,897,175