Form 10-Q
period 2008-03-31
FirstBank Financial Services, Inc.
filed 2008-05-15
CIK 1316410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2008: 2,701,882 shares, $5.00 par value per share.

FIRSTBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,616,321	$1,576,976
Interest-bearing deposits in banks	4,078,845	780,914
Federal funds sold	81,891,000	14,620,000
Securities available for sale, at fair value	59,257,803	54,645,511
Restricted equity securities, at cost	2,913,056	2,516,856

Loans, net of unearned income	254,732,845	256,865,762
Less allowance for loan losses	6,076,044	7,141,996
Loans, net	248,656,801	249,723,766

Premises and equipment	7,697,993	7,565,255
Other real estate owned	9,517,547	2,556,179
Other assets	14,805,726	11,672,636
Total assets	$432,435,092	$345,658,093

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$8,827,427	$9,852,593
Interest-bearing	346,636,646	265,093,731
Total deposits	355,464,073	274,946,324
Other borrowings	40,000,000	34,000,000
Subordinated debentures	8,248,000	8,248,000
Other liabilities	2,821,595	2,596,846
Total liabilities	406,533,668	319,791,170

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,701,882 and 2,696,882 shares issued and outstanding, respectively	13,509,410	13,484,410
Surplus	11,147,122	11,139,662
Retained earnings	491,481	1,046,207
Restricted stock- unearned compensation	(27,500)	—
Accumulated other comprehensive income	780,911	196,644
Total stockholders’ equity	25,901,424	25,866,923
Total liabilities and stockholders’ equity	$432,435,092	$345,658,093

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans, including fees	$4,249,016	$4,849,224
Taxable securities	686,346	435,231
Tax-exempt securities	67,429	51,694
Deposits in banks	32,895	28,812
Federal funds sold	100,948	131,167
Total interest income	5,136,634	5,496,128

Interest expense
Deposits	3,147,906	2,732,535
Other borrowings	508,456	378,879
Total interest expense	3,656,362	3,111,414
Net interest income	1,480,272	2,384,714
Provision for loan losses	855,719	210,000
Net interest income after provision for loan losses	624,553	2,174,714

Other income
Service charges on deposit accounts	98,231	111,661
Gain (loss) on sale of securities available for sale	33,851	(20,024)
Other operating income	93,201	27,740
Total other income	225,283	119,377

Other expenses
Salaries and employee benefits	866,166	764,254
Equipment and occupancy expenses	272,135	205,652
Loss on sale of assets	19,126	3,956
Loss on sale of other real estate owned	70,622	—
Other operating expenses	621,401	564,782
Total other expenses	1,849,450	1,538,644
Income (loss) before income taxes	(999,614)	755,447
Income tax (benefit) expense	(444,888)	279,931
Net income (loss)	$(554,726)	$475,516

Basic earnings (losses) per share	$(0.21)	$0.17
Diluted earnings (losses) per share	$(0.21)	$0.16
Cash dividends per share	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
Net income (loss)	$(554,726)	$475,516

Other comprehensive income:

Net unrealized holding gains (losses) arising during period, net of tax (benefit)	341,139	(17,605)

Reclassification adjustment for (gains) losses on securities available for sale realized in net income (loss), net of (tax) benefit	(20,988)	12,415

Net unrealized holding gains on interest rate floors arising during period, net of tax	264,116	16,591

Other comprehensive income	584,267	11,401

Comprehensive income	$29,541	$486,917

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(554,726)	$475,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of assets	19,126	3,956
Loss on sale of other real estate owned	70,622	—
(Gain) loss on sale of securities available for sale	(33,851)	20,024
Depreciation and amortization	127,734	112,845
Stock compensation expense	2,460	69,557
Provision for loan losses	855,719	210,000
(Increase) decrease in interest receivable	16,019	(141,659)
Increase (decrease) in interest payable	334,078	(145,094)
Net other operating activities	10,845	(193,917)
Net cash provided by operating activities	848,026	411,228

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(3,297,931)	73,518
Purchases of securities available for sale	(11,463,555)	(5,117,623)
Proceeds from maturities of securities available for sale	5,384,724	1,345,161
Proceeds from sales of securities available for sale	2,016,762	1,477,500
Net (increase) decrease in restricted equity securities	(396,200)	126,700
Net increase in federal funds sold	(67,271,000)	(1,233,000)
Net increase in loans	(8,270,839)	(20,119,406)
Proceeds from sales of other real estate owned	165,652	—
Proceeds from sale of assets	57,232	22,000
Purchase of bank owned life insurance	(2,000,000)	—
Purchase of premises, equipment and software	(253,775)	(951,495)
Net cash used in investing activities	(85,328,930)	(24,376,645)

FINANCING ACTIVITIES
Net increase in deposits	80,517,749	29,033,319
Net increase (decrease) in borrowings	6,000,000	(2,000,000)
Issuance of restricted stock	2,500	—
Net cash provided by financing activities	86,520,249	27,033,319
Net increase in cash and due from banks	2,039,345	3,067,902
Cash and due from banks at beginning of period	1,576,976	4,047,726
Cash and due from banks at end of period	$3,616,321	$7,115,628

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$584,267	$11,401
Loans transferred to other real estate owned	$7,353,518	$1,021,811

Supplemental disclosures of cash flow information -
Cash paid during the period for interest	$3,322,284	$3,256,508
Cash paid during the period for income taxes	$—	$60,854
Financed sales of other real estate owned	$218,253	$—

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

The accompanying consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Company’s financial position and results for the interim period ended March 31, 2008.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Stock Compensation Plans

At March 31, 2008, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

At March 31, 2008, there was approximately $19,678 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.25 years. Stock based compensation expense recognized in earnings totaled $2,460 and $69,557 as of March 31, 2008 and 2007, respectively.

NOTE 3.  Earnings (Losses) Per Common Share

SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share.  In this regard, the Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income.  Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”.  Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

	Three Months Ended March 31,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	2,701,882	2,831,676
Net income (loss)	$(554,726)	$475,516
Basic earnings (losses) per share	$(0.21)	$0.17

Diluted earnings (losses) per share:
Weighted average common shares outstanding	2,701,882	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	172,443
Total weighted average common shares and common stock equivalents outstanding	2,701,882	3,004,119
Net income (loss)	$(554,726)	$475,516
Diluted earnings (losses) per share	$(0.21)	$0.16

NOTE 4.  Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures   about Derivative Instruments and Hedging Activities (SFAS 161) — an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 applies to all entities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.

NOTE 5.  Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  One interest rate derivative is used to hedge variable-rate deposits.  This instrument is reflected in other liabilities at March 31, 2008 at a fair value of $87,031.  The Company has two interest rate floors, one with a notional value of $40 million and a 7.50% strike and the other with a notional value of $30 million and an 8.50% strike.  The fair value of these instruments at March 31, 2008 is $677,780 and is reflected in other assets.  The Company also has two interest rate swaps with a notional value totaling $20 million.  The Company receives a fixed rate of interest from the counterparty and pays a floating rate tied to prime to the counterparty.  These instruments are more fully described in the Company’s annual report on Form 10-K dated December 31, 2007.

NOTE 6.  Fair Value Measurement

On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements.  FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available for sale investment securities	$—	$59,257,803	$—	$59,257,803
Interest rate floors	—	677,780	—	677,780
Total assets at fair value	$—	$59,935,583	$—	$59,935,583

NOTE 7.  Reclassification

Certain items on the statements of operations and cash flows for the period ended March 31, 2007 have been reclassified to be consistent with the classifications adopted for the period ended March 31, 2008.  The items reclassified are gain (loss) on sale of securities available for sale and loss on sale of other assets.  Net income was not impacted due to the reclassifications.

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

Introduction

The Company, through its banking subsidiary, performs banking services customary for full service banks of similar size and character.  The Company offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit.  The Company also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans.  In addition, the Company provides such services as official bank checks, traveler’s checks, direct deposit and United States Savings Bonds.  The Company provides other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Management monitors the financial condition of the Company in order to protect depositors, increase undivided profits and protect current and future earnings.  Further discussion of significant items affecting the Company’s financial condition are discussed in detail below.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statement of FirstBank Financial Services, Inc.  Our significant accounting policies are described in the footnotes to the financial statements for FirstBank Financial Services, Inc. at December 31, 2007 as filed in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission.

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

A provision for loan losses of $855,719 was made during the first quarter of 2008 as compared to $210,000 in the first quarter of 2007 resulting in an increase of $645,719 on a comparative basis.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio and the increase in problem and potential problem loans. We can make no assurances that the Company will not see a further deterioration in credit quality which would require additional reserves. The allowance for loan losses as a percentage of total loans was 2.39% at March 31, 2008 as compared to 2.78% at December 31, 2007.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

During the first quarter of 2008, the Company foreclosed on the properties related to loans totaling approximately $7,354,000 with immediate write-downs totaling approximately $1,347,000. These loans were included in non-accrual loans as of December 31, 2007 and the related losses provided for in the final December 31, 2007 allowance for loan losses.  Management does not anticipate any additional losses in the disposition of these properties.  During the first quarter, the Company also sold five lots and two new single family detached homes for approximately $384,000 resulting in a net loss of approximately $71,000.

The following table presents the aggregate of nonperforming assets for the categories indicated.

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Nonaccrual loans	$41,981	$48,804
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,927	1,637
Restructured loans	—	—
Total nonperforming loans	44,908	50,441

Other real estate	9,518	2,556
Total nonperforming assets	$54,426	$52,997

Summarized below is a list of other real estate acquired through foreclosure totaling $9,518,000 as of March 31, 2008 detailed by collateral type and location:

•                                          $1,941,000 in loans secured by five new construction single family detached homes in various stages of completion located in Forsyth, Monroe County, Georgia;

•                                          $1,502,000 secured by four completed new construction single family detached homes in Stockbridge, Henry County, Georgia;

•                                          $1,500,000 in loans secured by two developed residential lots on Lake Spivey in Jonesboro, Clayton County, Georgia;

•                                          $1,424,000 in loans secured by six new construction single family detached homes in various stages of completion located in McDonough, Henry County, Georgia;

•                                          $887,000 secured by two new construction single family detached homes in various stages of completion in Oxford, Newton County, Georgia.

•                                          $566,000 in loans secured by a condo unit at the Atlanta Motor Speedway in Hampton, Henry County, Georgia;

•                                          $450,000 in loans secured by ten developed residential lots in Forsyth, Monroe County, Georgia;

•                                          $276,000 secured by two new construction single family detached homes in various stages of completion in Jackson, Butts County, Georgia;

•                                          $265,000 in loans secured by seven developed residential lots in McDonough, Henry County, Georgia;

•                                          $230,000 in loans secured by two new construction single family detached homes in various stages of completion located in Luthersville, Meriweather County, Georgia;

•                                          $176,000 in loans secured by two developed residential lots in Stockbridge, Henry County, Georgia;

•                                          $151,000 in loans secured by seven developed residential lots in Luthersville, Meriweather County, Georgia;

•                                          $94,000 secured by one new construction single family detached home in Monticello, Jasper County, Georgia;

•                                          $56,000 secured by two developed residential lots in Riverdale, Clayton County, Georgia;

Subsequent to March 31, 2008, other real estate acquired through foreclosure totaling approximately $439,000 was sold with a resulting gain on the sale of approximately $14,000.

Summarized below are nonaccrual loans totaling $41,981,000 as of March 31, 2008.  This information is provided to give detail as to the collateral type and location of our nonaccrual loans and to assist in the assessment of possible collateral concentrations.

•                                          $8,895,000 in loans secured by three residential A & D projects in various stages of completion located in McDonough, Henry County, Georgia;

•                                          $5,079,000 in loans secured by thirty-six new construction single family detached homes in various stages of completion located in McDonough, Henry County, Georgia;

•                                          $4,650,000 in loans secured by three residential A & D projects in various stages of completion located in Stockbridge, Henry County, Georgia;

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

•                                          $1,686,000 in loans secured by one residential A & D project located in Forsyth, Monroe County, Georgia;

•                                          $1,565,000 in loans secured by developed residential lots located in Hampton, Henry County, Georgia;

•                                          $1,515,000 in loans secured by various developed residential lots in McDonough, Henry County, Georgia;

•                                          $1,365,000 in loans secured by one residential A & D project located in Barnesville, Lamar County, Georgia;

•                                          $1,041,000 in loans secured by two commercial land parcels located in McDonough, Henry County, Georgia;

•                                          $1,024,000 in loans secured by eleven new construction single family detached homes in various stages of completion located in Griffin, Spalding County, Georgia;

•                                          $1,000,000 in loans secured by a car wash facility located in Stockbridge, Henry County, Georgia;

•                                          $915,000 in loans secured by twenty new construction single family detached homes in various stages of completion located in Palmetto, Fulton County, Georgia;

•                                          $763,000 in loans secured by six new construction single family detached homes in various stages of completion in Hampton, Clayton County, Georgia;

•                                          $714,000 in loans secured by six new construction single family detached homes in various stages of completion in College Park, Fulton County, Georgia;

•                                          $628,000 in loans secured by five new construction single family detached homes in various stages of completion located in Barnesville, Lamar County, Georgia;

•                                          $465,000 in loans secured by commercial property in Lithonia, DeKalb County, Georgia;

•                                          $443,000 in loans secured by three new construction single family detached homes in various stages of completion located in Hampton, Henry County, Georgia;

•                                          $368,000 in loans secured by various equipment;

•                                          $367,000 in loans secured by three new construction single family detached homes in various stages of completion located in Jackson, Butts County, Georgia;

•                                          $341,000 in loans secured by three single family rental properties located in Griffin, Spalding County, Georgia;

•                                          $204,000 in loans secured by one new family rental properties located in Morrow, Clayton County, Georgia;

•                                          $197,000 in loans secured by two single family rental properties located in Morrow, Clayton County, Georgia;

•                                          $143,000 in loans secured by other bank stock;

•                                          $124,000 in loans secured by one new construction single family detached home located in Monroe, Walton County, Georgia;

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

•                                          $75,000 in loans secured by assignments on accounts receivables contracts;

•                                          $54,000 in loans secured by a single family detached home located in Henry County, Georgia;

•                                          $41,000 in loans secured by a single family detached home under construction located in Locust Grove, Henry County, Georgia;

•                                          $14,000 in loans secured by a single family detached home located in Stockbridge, Henry County, Georgia;

•                                          $12,000 in loans secured by three vehicles.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in Thousands)
Nonaccrual loans	$41,981	$48,804	$—
Potential problem loans	12,461	7,516	2,321
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,927	1,637	23
Restructured loans	—	—	—
Other criticized/watch loans	27,545	18,046	3,577
Interest income that would have been recorded on non- accrual and restructured loans under original terms	752	1,694	—
Interest income that was recorded on nonaccrual and restructured loans	—	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$257,506	$217,403
Balance of allowance for loan losses at beginning of period	$7,142	$2,392
Loans charged off:
Commercial and financial	(524)	—
Real estate mortgage	(1,407)	—
Installment	(23)	(6)
	(1,954)	(6)
Loans recovered:
Commercial and financial	29	—
Real estate mortgage	—	—
Installment	3	—
	32	—
Net charge-offs	(1,922)	(6)
Additions to allowance charged to operating expense during period	856	210
Balance of allowance for loan losses at end of period	$6,076	$2,596
Ratio of net loans charged off during the period to average loans outstanding	0.75%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At March 31, 2008 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, and monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at March 31, 2008 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At March 31, 2008, the Company had an unused available unsecured federal fund line of $5 million and unused Federal Home Loan Bank borrowing capacity of approximately $29.4 million.  Management prefunded future brokered certificates of deposit maturities totaling approximately $81.2 million with a weighted average life of forty months in an effort to stabilize the Company’s liquidity needs. The funding plan provided the increase in liquidity and balance sheet growth for the quarter.  As the brokered certificates of deposit mature, the balance sheet will contract.  The Company is aware of no other events or trends likely to result in a material change in liquidity.

The consolidated financial statements, as of March 31, 2008, evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $89,586,166 as of March 31, 2008 as compared to $16,977,890 as of December 31, 2007.  Total cash and due from banks amounted to $3,616,321 representing .84% of total assets.

Total brokered deposits amounted to $214.3 million as of March 31, 2008 as compared to $127.2 million at December 31, 2007, an increase of approximately $87.1 million.  These deposits are readily obtainable at rates consistently lower than rates we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the three-month period ended March 31, 2008, total deposits increased from $274.9 million at December 31, 2007 to $355.5 million at March 31, 2008.  Due to an expected decline in the Company’s rating which is used to determine deposit pricing and the Company’s level of accessibility to the brokered deposit market and the volume of brokered deposit maturities within the next twelve months, management implemented a prefunding plan to reduce volatility in the brokered deposit portfolio by extending the maturities of the prefunded deposits and to ensure the Company can meet its future funding needs.  Excess funds were placed in federal funds sold at quarter end.  The funds have subsequently been invested in securities available for sale and bank owned certificates of deposit with the maturities of the instruments matching the maturities of the upcoming brokered deposits.  Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.

The minimum capital requirements and the actual capital ratios for the Company and the Bank at March 31, 2008 are as follows:

	Company	Bank	Minimum Regulatory Requirement
Leverage capital ratios	9.34%	8.63%	4.00%
Risk-based capital ratios:
Tier I capital	10.58%	9.87%	4.00%
Total capital	11.84%	11.13%	8.00%

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

March 31, 2008
Commitments to extend credit	$29,040,000
Letters of credit	712,000
$29,752,000

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

Financial Condition

Our total assets grew by 25% for the first three months of 2008 in part due to the implementation of our prefunding plan as explained in the Liquidity and Capital Resources section of this report.  Deposit growth of approximately $80.52 million and additional Federal Home Loan Bank borrowings of $6 million was used to fund loan growth of approximately $8.27 million with the remainder being primarily invested in securities or maintained in cash and due from banks and federal funds sold.  Our loan to available funds ratio has remained steady during January and February 2008, holding in the 80% range.  The loan to available funds ratio decreased to 64% in March 2008 due to the implementation of our prefunding plan.  In general, economic activity in the housing sector continued to slow during the first quarter of 2008.  Although we do not make sub-prime loans, we are impacted by them as evidenced by the slowness of the metro-Atlanta real estate market. Advances from the Federal Home Loan Bank increased by $6 million for the three months ended March 31, 2008.  The net increase is the result of a $5 million advance maturing and the subsequent borrowings of an additional $11 million in advances.

Stockholders’ equity has increased by $34,501 due to net losses of $554,726 offset by unrealized gain on securities available-for-sale, net of tax, of $320,151, unrealized gain on derivatives, net of tax, of $264,116, net earned restricted stock of $2,500 and including recognition of share based payments transactions as required by SFAS 123(R) of $2,460.

The Company opened two branches during 2006 in Henry County and one branch in 2007 in Clayton County.  The Company continues to look for opportunities to expand its footprint and to increase franchise value through organic growth.

Results of Operations For The Three Months Ended March 31, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Interest income	$5,136	$5,496
Interest expense	(3,656)	(3,111)
Net interest income	1,480	2,385
Provision for loan losses	(856)	(210)
Other income	225	119
Other expense	(1,849)	(1,539)
Pretax income (loss)	(1,000)	755
Income tax (benefit) expense	(445)	280
Net income (loss)	$(555)	$475

Net Interest Income

Our net interest income decreased approximately $905,000 for the first quarter of 2008 as compared to the same period in 2007.  Our net interest margin decreased to 1.79% during the first three months of 2008 as compared to 3.49% for the first three months of 2007.  The decrease in net interest income is due primarily to the increased volume of nonperforming assets and the negative impact of the cumulative 300 basis point rate decreases since March 2007.   Our cost of funds decreased to 4.73% for the first three months of 2008 as compared to 5.11% for the first three months of 2007.

Noninterest Income

Noninterest income increased approximately $106,000 for the first quarter of 2008 as compared to the same period in 2007.  The increase in the first quarter of 2008 consists of a $13,000 decrease in service charges on deposit accounts, a $54,000 gain on sale of securities available for sale, and a $65,000 increase in other income.

Noninterest Expenses

Noninterest expenses increased approximately $310,000 for the first quarter of 2008. This increase consists of an increase of $102,000 in salaries and employee benefits, $66,000 in equipment and occupancy, $15,000 in losses on sale of assets, $71,000 in losses on sale of other real estate owned and $56,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees.  Equipment and occupancy expenses have increased due to the need for additional equipment for employees and for the new branches.  The increases in other operating expenses are due primarily to our overall growth. The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.  The Company also has a ground lease for its Covington branch for approximately $96,000 a year in rental expense.  The construction of the Covington branch has been temporarily postponed.

Income Taxes

We have recorded an income tax benefit of $445,000 for the three months ended March 31, 2008 as compared to a tax provision of $280,000 for the same period in 2007.  The decrease in our income tax provision was $725,000 for the three months ended March 31, 2008 compared to the same period in 2007.  The decrease in our income tax provision is due primarily to the decrease in net income, decrease of expense related to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $0 for 2008 as compared to $54,000 for the same period in 2007, income from bank owned life insurance totaling $58,000 and an increase in tax exempt interest income totaling $16,000.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the revised disclosure requirements for smaller public companies, no disclosure under this item is required.

ITEM 4T.  Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

Item 1A.                                                  RISK FACTORS

In addition to the other information set forth in this report, you should consider the factors discussed in Part 1, “Item 1 — Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no material changes in the risk factors relating to the Company or its business during the three months ended March 31, 2008.

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

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

May 15, 2008	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, President and C.E.O.
(Principal Executive Officer)

May 15, 2008	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)