Form 10-Q
period 2008-06-30
FirstBank Financial Services, Inc.
filed 2008-08-14
CIK 1316410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2008: 2,701,882 shares, $5.00 par value per share.

FIRSTBANK FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$2,118,177	$1,576,976
Interest-bearing deposits in banks	12,625,116	780,914
Federal funds sold	8,827,000	14,620,000
Securities available for sale, at fair value	82,081,803	54,645,511
Restricted equity securities, at cost	2,913,056	2,516,856
Loans, net of unearned income	246,793,076	256,865,762
Less allowance for loan losses	8,004,628	7,141,996
Loans, net	238,788,448	249,723,766
Premises and equipment	7,941,814	7,565,255
Other real estate owned	24,311,375	2,556,179
Other assets	15,191,410	11,672,636
Total assets	$394,798,199	$345,658,093

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$9,717,894	$9,852,593
Interest-bearing	315,966,725	265,093,731
Total deposits	325,684,619	274,946,324
Other borrowings	40,000,000	34,000,000
Subordinated debentures	8,248,000	8,248,000
Other liabilities	1,920,094	2,596,846
Total liabilities	375,852,713	319,791,170

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value per share, 2,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, par value $5; 10,000,000 shares authorized; 2,701,882 and 2,696,882 shares issued and outstanding, respectively	13,509,410	13,484,410
Surplus	11,149,582	11,139,662
(Accumulated deficit) retained earnings	(5,180,156)	1,046,207
Restricted stock- unearned compensation	(25,000)	—
Accumulated other comprehensive income (loss)	(508,350)	196,644
Total stockholders’ equity	18,945,486	25,866,923
Total liabilities and stockholders’ equity	$394,798,199	$345,658,093

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income
Loans, including fees	$4,127,020	$5,284,558	$8,376,036	$10,133,782
Taxable securities	866,986	468,410	1,553,332	903,641
Tax-free securities	69,462	64,600	136,891	116,294
Deposits in banks	108,740	22,155	141,635	50,967
Federal funds sold	124,417	57,487	225,365	188,654
Total interest income	5,296,625	5,897,210	10,433,259	11,393,338

Interest expense
Deposits	3,433,223	2,974,041	6,581,129	5,706,576
Other borrowings	418,968	421,178	927,424	800,057
Total interest expense	3,852,191	3,395,219	7,508,553	6,506,633

Net interest income	1,444,434	2,501,991	2,924,706	4,886,705
Provision for loan losses	5,037,999	205,000	5,893,718	415,000
Net interest income after provision for loan losses	(3,593,565)	2,296,991	(2,969,012)	4,471,705

Other income
Service charges on deposit accounts	141,174	77,131	239,405	188,792
Gain (loss) on sale of securities available for sale	59,697	(8,966)	93,548	(28,990)
Other operating income	96,593	31,649	189,794	59,389
Total other income	297,464	99,814	522,747	219,191

Other expenses
Salaries and employee benefits	872,048	780,148	1,738,214	1,544,402
Equipment and occupancy expenses	269,366	217,183	541,501	422,835
(Gain) loss on sale of assets	(262)	—	18,864	3,956
(Gain) loss on sale of other real estate owned	61,673	(21,306)	132,295	(21,306)
Other operating expenses	690,940	478,371	1,312,341	1,043,153
Total other expenses	1,893,765	1,454,396	3,743,215	2,993,040

Income (loss) before income taxes	(5,189,866)	942,409	(6,189,480)	1,697,856

Income tax expense	481,770	333,697	36,882	613,628

Net income (loss)	$(5,671,636)	$608,712	$(6,226,362)	$1,084,228

Basic earnings (losses) per share	$(2.10)	$0.21	$(2.30)	$0.38

Diluted earnings (losses) per share	$(2.10)	$0.20	$(2.30)	$0.36

Cash dividends per share	$—	$—	$—	$—

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(5,671,636)	$608,712	$(6,226,362)	$1,084,228

Other comprehensive income (loss):

Net unrealized holding losses arising during period, net of tax benefit	(1,051,442)	(454,355)	(710,303)	(484,375)

Reclassification adjustment for (gains) losses on securities available for sale realized in net income (loss), net of (tax) benefit	(37,012)	5,559	(58,000)	17,974

Net unrealized holding gains (losses) on interest rate floors arising during period, net of (tax) benefit	(200,807)	(48,859)	63,309	(32,268)

Other comprehensive loss	(1,289,261)	(497,655)	(704,994)	(498,669)

Comprehensive income (loss)	$(6,960,897)	$111,057	$(6,931,356)	$585,559

See notes to consolidated financial statements.

FIRSTBANK FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(6,226,362)	$1,084,228
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of assets	18,864	3,956
(Gain) loss on sale of other real estate owned	132,295	(21,306)
(Gain) loss on sale of securities available for sale	(93,548)	28,990
Depreciation and amortization	251,114	226,137
Stock compensation expense	4,919	104,931
Provision for loan losses	5,893,718	415,000
Increase in accrued interest receivable	(702,056)	(480,386)
Decrease in accrued interest payable	(623,789)	(481,668)
Net other operating activities	(743,895)	(551,861)

Net cash provided by (used in) operating activities	(2,088,740)	328,021

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(11,844,202)	662,538
Purchases of securities available for sale	(59,067,685)	(13,242,570)
Proceeds from sales of securities available for sale	8,373,365	2,301,210
Proceeds from maturities of securities available for sale	22,112,377	2,741,231
Purchases of restricted equity securities	(396,200)	(278,300)
Net decrease in federal funds sold	5,793,000	5,920,000
Net increase in loans	(17,998,724)	(30,600,005)
Proceeds from sales of repossessed assets	121,757	22,000
Purchase of bank owned life insurance	(2,000,000)	—
Proceeds from sales of other real estate owned	1,412,984	133,961
Purchase of premises, equipment and software	(620,026)	(1,299,967)

Net cash used in investing activities	(54,113,354)	(33,639,902)

FINANCING ACTIVITIES
Net increase in deposits	50,738,295	26,318,000
Net increase in other borrowings	6,000,000	7,000,000
Issuance of restricted stock	5,000	—

Net cash provided by financing activities	56,743,295	33,318,000

Net increase in cash and due from banks	541,201	6,119

Cash and due from banks at beginning of period	1,576,976	4,047,726

Cash and due from banks at end of period	$2,118,177	$4,053,845

Supplemental schedule of noncash investing and financing activities -
Change in accumulated other comprehensive loss	$(704,994)	$(498,669)
Loans transferred to other real estate owned	$23,258,577	$1,021,811

Supplemental disclosures of cash flow information -

Cash paid during the period for interest	$8,132,342	$6,988,301
Cash paid during the period for income taxes	$22,000	$690,384
Financed sales of other real estate owned	$218,253	$—

See notes to consolidated financial statements.

FirstBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Basis of Presentation

FirstBank Financial Services, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, FirstBank Financial Services, formerly First Bank of Henry County, (the “Bank”).  The Bank is a commercial bank located in McDonough, Henry County, Georgia, with a branch in Stockbridge, Georgia and another branch also in McDonough known as the Bank’s South Point branch and a branch in Morrow, Clayton County, Georgia.

The accompanying consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the Company’s financial position and results for the interim period ended June 30, 2008.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Stock Compensation Plans

At June 30, 2008, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

At June 30, 2008, there was approximately $14,759 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.17 years. Stock based compensation expense recognized in earnings totaled $2,460 and $4,919 for the three and six months ended June 30, 2008, respectively, as compared to $35,374 and $104,931 for the same periods in 2007.

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

	Three Months Ended June 30,
	2008	2007

Basic earnings (losses) per share:
Weighted average common shares outstanding	2,701,882	2,831,676

Net income (loss)	$(5,671,636)	$608,712

Basic earnings (losses) per share	$(2.10)	$0.21

Diluted earnings (losses) per share:
Weighted average common shares outstanding	2,701,882	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	139,891
Total weighted average common shares and common stock equivalents outstanding	2,701,882	2,971,567

Net income (loss)	$(5,671,636)	$608,712

Diluted earnings (losses) per share	$(2.10)	$0.20

NOTE 3.  Earnings (Losses) Per Common Share

	Six Months Ended June 30,
	2008	2007

Basic earnings (losses) per share:
Weighted average common shares outstanding	2,701,882	2,831,676

Net income (loss)	$(6,226,362)	$1,084,228

Basic earnings (losses) per share	$(2.30)	$0.38

Diluted earnings (losses) per share:
Weighted average common shares outstanding	2,701,882	2,831,676
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	—	156,167
Total weighted average common shares and common stock equivalents outstanding	2,701,882	2,987,843

Net income (loss)	$(6,226,362)	$1,084,228

Diluted earnings (losses) per share	$(2.30)	$0.36

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

NOTE 5.  Interest Rate Derivatives

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  One interest rate derivative is used to hedge variable-rate deposits.  This instrument is reflected in other liabilities at June 30, 2008 at a fair value of $39,058.  The Company also has an interest rate floor, with a notional value of $30 million and an 8.50% strike which will mature in July 2008.  The fair value of this instrument at June 30, 2008 is $263,625 and is reflected in other assets.  In addition, the Company has two interest rate swaps with a notional value totaling $20 million.  The Company receives a fixed rate of interest from the counterparty and pays a fixed rate tied to prime to the counterparty.  The instruments are more fully described in the Company’s annual report on Form 10-K dated December 31, 2007.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$82,081,803	$—	$82,081,803
Interest rate floor	—	263,625	—	263,625
Total assets at fair value	$—	$82,345,428	$—	$82,345,428

NOTE 7.  Reclassification

Certain items on the statements of operations and cash flows for the period ended June 30, 2007 have been reclassified to be consistent with the classifications adopted for the period ended June 30, 2008.  The items reclassified are gain (loss) on sale of securities available for sale and loss on sale of other assets.  Net income was not impacted due to the reclassifications.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements of FirstBank Financial Services, Inc.  Our significant accounting policies are described in the footnotes to the financial statements for FirstBank Financial Services, Inc. at December 31, 2007 as filed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission.

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

A provision for loan losses was made during the second quarter and first six months of 2008, respectively of approximately $5,038,000 and $5,894,000 as compared to the same periods in 2007 of $205,000 and $415,000, respectively.  The amounts provided are due primarily to our assessment of inherent risk in the loan portfolio and the increase in problem and potential problem loans.  We can make no assurances that the Company will not see a further deterioration in credit quality which would require additional reserves. The allowance for loan losses as a percentage of total loans was 3.24% at June 30, 2008 as compared to 2.78% at December 31, 2007.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

During the second quarter of 2008, the Company foreclosed on properties related to loans totaling approximately $15,905,000 with immediate write-downs at the time of transfer to other real estate totaling approximately $2,986,000.  Additional improvement costs have been capitalized during the first six months of 2008 totaling approximately $260,000. Management does not anticipate any significant losses in the disposition of these properties.  During the second quarter of 2008, the Company sold five single family detached homes for approximately $1,309,000 resulting in a net loss of approximately $62,000.

The following table presents the aggregate of nonperforming assets for the categories indicated.

	June 30,	December 31,
	2008	2007
	(Dollars in Thousands)
Nonaccrual loans	$30,448	$48,804
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,602	1,637
Restructured loans	—	—
Total nonperforming loans	33,050	50,441

Other real estate	24,311	2,556
Total nonperforming assets	$57,361	$52,997

Summarized below is a list of other real estate acquired through foreclosure totaling $24,311,000 as of June 30, 2008 detailed by collateral type and location:

•                  $4,295,000 secured by one residential A & D project located in Lovejoy, Clayton County, Georgia;

•                  $4,045,000 secured by two residential A & D projects in various stages of completion located in McDonough, Henry County, Georgia;

•                  $2,685,000 secured by eleven new construction single family detached homes in various stages of completion located in McDonough, Henry County, Georgia;

•                  $2,215,000 secured by six new construction single family detached homes in various stages of completion located in Forsyth, Monroe County, Georgia;

•                  $1,686,000 secured by one residential A & D project located in Forsyth, Monroe County, Georgia;

•                  $1,557,000 secured by thirteen new construction single family detached homes in various stages of completion located in Griffin, Spalding County, Georgia;

•                  $1,499,000 secured by two developed residential lots on Lake Spivey located in Jonesboro, Clayton County, Georgia;

•                  $990,000 secured by twenty-three developed residential lots located in McDonough, Henry County, Georgia;

•                  $947,000 secured by a car wash facility located in Stockbridge, Henry County, Georgia;

•                  $902,000 secured by three new construction single family detached homes in various stages of completion located in Stockbridge, Henry County, Georgia;

•                  $593,000 secured by five new construction single family detached homes in various stages of completion located in Hampton, Henry County, Georgia;

•                  $566,000 secured by a condo unit at the Atlanta Motor Speedway located in Hampton, Henry County, Georgia;

•                  $520,000 secured by one new construction single family detached home located in Oxford, Newton County, Georgia;

•                  $512,000 secured by one residential A & D project located in Stockbridge, Henry County, Georgia;

•                  $450,000 secured by ten developed residential lots located in Forsyth, Monroe County, Georgia;

•                  $234,000 secured by two new construction single family detached homes in various stages of completion located in Luthersville, Meriweather County, Georgia;

•                  $151,000 secured by seven developed residential lots located in Luthersville, Meriweather County, Georgia;

•                  $94,000 secured by one new construction single family detached home located in Monticello, Jasper County, Georgia;

•                  $90,000  secured by five developed residential lots located in Griffin, Spalding County, Georgia;

•                  $75,000 secured by two single family rental properties located in Morrow, Clayton County, Georgia;

•                  $56,000 secured by two developed residential lots located in Riverdale, Clayton County, Georgia;

•                  $42,000 secured by one single family detached home located in Barnesville, Lamar County, Georgia;

•                  $36,000 secured by one developed residential lot located in Stockbridge, Henry County, Georgia;

•                  $36,000 secured by one developed residential lot located in Hampton, Henry County, Georgia;

•                  $35,000 secured by one single family rental property located in Riverdale, Clayton County, Georgia.

Subsequent to June 30, 2008, other real estate acquired through foreclosure totaling approximately $248,200 was sold with a resulting loss on the sale of approximately $12,500.

Summarized below are nonaccrual loans totaling $30,448,000 as of June 30, 2008.  This information is provided to give detail as to the collateral type and location of our nonaccrual loans and to assist in the assessment of possible collateral concentrations.

•                  $7,192,000 in loans secured by three residential A & D projects in various stages of completion located in McDonough, Henry County, Georgia;

•                  $3,888,000 in loans secured by developed residential lots located in McDonough, Henry County, Georgia;

•                  $3,515,000 in loans secured by twenty-four new construction single family detached homes in various stages of completion located in McDonough, Henry County, Georgia;

•                  $2,652,000 in loans secured by twenty-one new construction single family detached homes in various stages of completion located in Covington, Newton County, Georgia;

•                  $1,808,000 in loans secured by commercial property located in Covington, Newton County, Georgia;

•                  $1,786,000 in loans secured by one residential A & D project located in Locust Grove, Henry County, Georgia;

•                  $1,565,000 in loans secured by developed residential lots located in Hampton, Clayton County, Georgia;

•                  $1,365,000 in loans secured by one residential A & D project located in Barnesville, Lamar County, Georgia;

•                  $1,083,000 in loans secured by one residential A &D project located in Stockbridge, Henry County, Georgia;

•                  $1,078,000 in loans secured by four new construction single family detached homes in various stages of completion located in Grayson, Gwinnett County, Georgia;

•                  $915,000 in loans secured by twenty new construction single family detached homes in various stages of completion located in Palmetto, Fulton County, Georgia;

•                  $714,000 in loans secured by six new construction single family detached homes in various stages of completion located in College Park, Fulton County, Georgia;

•                  $510,000 in loans secured by commercial property located in McDonough, Henry County, Georgia;

•                  $499,000 in loans secured by four new construction single family detached homes in various stages of completion located in Barnesville, Lamar County, Georgia;

•                  $465,000 in loans secured by commercial property located in Lithonia, DeKalb County, Georgia;

•                  $279,000 in loans secured by two new construction single family detached homes in various stages of completion located in Hampton, Henry County, Georgia;

•                  $204,000 in loans secured by one new construction single family detached home located in Monticello, Jasper County, Georgia;

•                  $198,000 in loans secured by one new construction single family detached home located in McDonough, Henry County, Georgia;

•                  $173,000 in loans secured by various vehicles;

•                  $161,000 in loans secured by one new construction single family detached home located in Hampton, Henry County, Georgia;

•                  $124,000 in loans secured by one new construction single family detached home located in Monroe, Walton County, Georgia;

•                  $84,000 in loans secured by a single family detached home located in Covington, Newton County, Georgia;

•                  $54,000 in loans secured by stock of a national bank;

•                  $53,000 in loans secured by a single family detached home located in McDonough, Henry County, Georgia;

•                  $41,000 in loans secured by a new construction single family detached home located in Locust Grove, Henry County, Georgia;

•                  $27,000 in loans secured by various large equipment;

•                  $15,000 in loans secured by a single family detached home located in Stockbridge, Henry County, Georgia.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)
Nonaccrual loans	$30,448	$48,804	$4,448
Potential problem loans	16,694	7,516	161
Loans contractually past due ninety days or more as
to interest or principal payments and still accruing	2,602	1,637	36
Restructured loans	—	—	—
Other criticized/watch loans	44,101	18,046	3,629
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1,092	1,694	57
Interest income that was recorded on nonaccrual and restructured loans	—	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Average amount of loans outstanding	$258,387	$227,625
Balance of allowance for loan losses at beginning of period	$7,142	$2,392
Loans charged off:
Commercial and financial	(693)	—
Real estate mortgage	(4,393)	—
Installment	(31)	(9)
	(5,117)	(9)
Loans recovered:
Commercial and financial	37	—
Real estate mortgage	45	—
Installment	4	1
	86	1
Net charge-offs	(5,031)	(8)
Additions to allowance charged to operating expense during period	5,894	415
Balance of allowance for loan losses at end of period	$8,005	$2,799
Ratio of net loans charged off during the period to average loans outstanding	1.95%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Company maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  At June 30, 2008 the Company had no federal funds purchased.

The liquidity and capital resources of the Company are monitored daily by management, monthly by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s liquidity ratios at June 30, 2008 were considered satisfactory.  At that date, the Company’s short-term investments and available federal funding were adequate to cover any reasonably anticipated immediate need for funds.  At June 30, 2008, the Company had an unused available secured federal funds line of $9.4 million and unused Federal Home Loan Bank borrowing capacity of approximately $46.4 million which must be secured by certain real estate loans and/or investment securities.  During the first quarter of 2008, management prefunded future brokered certificates of deposit maturities totaling approximately $81.2 million with a weighted average life of forty months in an effort to stabilize the Company’s liquidity needs.  The funding plan provided the increase in liquidity and balance sheet growth for the year.  As the brokered certificates of deposit mature, the balance sheet will continue to contract.  The Company is aware of no events or trends likely to result in a material change in liquidity.

The consolidated financial statements as of June 30, 2008 evidenced an increased liquidity position.  Cash and due from banks, interest-bearing deposits in banks and federal funds sold totaled $23,570,293 as of June 30, 2008 as compared to $16,977,890 as of December 31, 2007.  Total cash and due from banks amounted to $2,118,177 representing .53% of total assets.

Total brokered deposits amounted to $184.7 million as of June 30, 2008 as compared to $127.2 million at December 31, 2007, an increase of approximately $57.5 million.  These deposits are obtainable at rates not significantly different from rates that we pay on deposits in our local market.  The Company’s ability to maintain and expand its deposit base and borrowing capabilities is a source of liquidity.  For the six-month period ended June 30, 2008, total deposits increased from $274.9 million at December 31, 2007 to $325.7 million at June 30, 2008.  Due to the expected decline in the Company’s credit rating which is used to determine deposit pricing and the level of accessibility to the brokered deposit market and the volume of brokered deposit maturities within the next twelve months, during the first quarter of 2008, management implemented a prefunding plan to reduce volatility in the brokered deposit portfolio by extending the maturities of the prefunded deposits and to ensure the Company can meet its future funding needs.  Excess funds were invested in securities available for sale and bank owned certificates of deposit with the maturities of the instruments matching the maturities of the upcoming brokered deposits.  Management is committed to maintaining capital at a level sufficient to protect depositors and to fully comply with all regulatory requirements.

Banking regulations require us to maintain minimum capital levels in relation to assets.  At June 30, 2008, the Company was considered well-capitalized and the Bank was considered adequately capitalized based on regulatory minimum requirements.  On August 11, 2008, the Company injected $1.25 million into the Bank to meet capital needs.

The table below illustrates the Company’s and the Bank’s regulatory capital ratios at June 30, 2008.

			Minimum	Regulatory Minimum
			Regulatory	Requirement for
	Company	Bank	Requirement	Well Capitalized Status

Leverage capital ratios	5.89%	5.94%	4.00%	5.00%
Risk-based capital ratios:
Tier I capital	8.38%	8.42%	4.00%	6.00%
Total capital	10.20%	9.69%	8.00%	10.00%

We are continually monitoring our liquidity and capital position and intend to focus on maintaining our capital at appropriate levels.  One impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances and unsecured federal funds credit lines, and could further impact liquidity through damages to our reputation in our deposit service area.  We continue to examine alternative strategies to strengthen our capital position which may in the future include, but not be limited to, restraining asset growth, raising additional capital, or shrinking our asset base, with the goal of maintaining the appropriate regulatory capital levels.  Our efforts to improve our capital position; however, may be unsuccessful or may be offset by further losses sustained as a result of the weakening real estate markets.

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

June 30,
2008

Commitments to extend credit	$20,552,344
Letters of credit	381,335
$20,933,679

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

Financial Condition

Our total assets grew by 14.2% for the first six months of 2008 in part due to the implementation of our prefunding plan as explained in the Liquidity and Capital Resources section of this report.  Deposit growth of approximately $50.7 million and additional Federal Home Loan Bank borrowings of $6 million was used to fund loan growth of approximately $18.0 million with the remainder being primarily invested in securities or maintained in cash and due from banks and federal funds sold.  Our loan to available funds ratio was steady during January and February 2008, holding in the 80% range. Our loan to available funds ratio decreased to 64% in March 2008 due to the implementation of our prefunding plan and has remained in the 64-67% range through June 2008.  In general, economic activity in the housing sector continued to slow during the second quarter of 2008.  Although we do not make sub-prime loans, we continue to be impacted by them as evidenced in the slowness of the metro-Atlanta real estate market.  Advances from the Federal Home Loan Bank increased by $6 million for the six months ended June 30, 2008.  The net increase is the result of $5 million in advances maturing and the subsequent borrowings of an additional $11 million in advances.

Stockholders’ equity has decreased by $6,921,437 due to net losses of $6,226,362 offset by unrealized loss on securities available-for-sale, net of tax, of $768,303, unrealized gain on derivatives, net or tax, of $63,309, net earned restricted stock of $5,000 and including recognition of share based payments transactions as required by SFAS 123(R) of $4,919.

Results of Operations For The Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Interest income	$5,297	$5,897
Interest expense	(3,852)	(3,395)
Net interest income	1,445	2,502
Provision for loan losses	(5,038)	(205)
Other income	297	100
Other expense	(1,894)	(1,454)
Pretax income (loss)	(5,190)	943
Income tax expense	(482)	(334)
Net income (loss)	$(5,672)	$609

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Interest income	$10,433	$11,393
Interest expense	(7,508)	(6,506)
Net interest income	2,925	4,887
Provision for loan losses	(5,894)	(415)
Other income	523	219
Other expense	(3,743)	(2,993)
Pretax income (loss)	(6,189)	1,698
Income tax expense	(37)	(614)
Net income (loss)	$(6,226)	$1,084

Net Interest Income

Our net interest income decreased approximately $1,057,000 and $1,962,000 for the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007.  Our net interest margin decreased to 1.61% during the first six months of 2008 as compared to 3.47% for the first six months of 2007. The decrease in net interest income is due primarily to the increased volume of nonperforming assets and the negative impact of the cumulative 300 basis point rate decreases since March 2007.   Our cost of funds decreased to 4.28% for the first six months of 2008 as compared to 5.16% for the first six months of 2007.

Noninterest Income

Noninterest income increased approximately $197,000 and $304,000 for the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007.  The increase in noninterest income for the six months ended June 30, 2008 consists of $51,000 in service charges on deposit accounts, a $123,000 gain on sale of securities available for sale, and a $130,000 increase in other income primarily due to bank owned life insurance income of $116,000.

Noninterest Expenses

Noninterest expenses increased approximately $440,000 and $750,000 for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.  The variances in 2008 consist of a $92,000 and $194,000 increase in salaries and employee benefits, a $52,000 and $118,000 increase in equipment and occupancy expenses, a $15,000 year to date loss on sale of assets, a $83,000 and $154,000 increase in losses on the sale of other real estate owned and a $213,000 and $269,000 increase in other operating expenses for the three and six months ended June 30, 2008, respectively as compared to the same periods in 2007.   The increase in salaries and employee benefits represents normal increases in salaries and an increase in the number of full time equivalent employees due to the opening of our Morrow branch. Equipment and occupancy expenses have increased due to the need for additional equipment for employees and for the new branches.  The increases in other operating expenses are due primarily to our overall growth. The Company leases its operations center facilities under an operating lease agreement for approximately $70,000 a year in rental expense.  The Company also has a ground lease for its Covington branch for approximately $96,000 a year in rental expense.  The construction of the Covington branch has been temporarily postponed.

Income Taxes

We have recorded an income tax expense of $482,000 and $37,000 for the three and six months ended June 30, 2008, respectively, as compared to $334,000 and $614,000 for the same periods in 2007.  We recorded a deferred tax asset valuation allowance of $2,507,000 effective June 30, 2008 due to the uncertainties of future taxable income.  The increase in our income tax expense of $148,000 for the three months ended June 30, 2008 compared to the same period in 2007 was due to the timing of the deferred tax asset valuation allowance. Our income tax expense decreased $577,000 for the six months ended June 30, 2008 compared to the same period in 2007. This decrease in our income tax expense is due primarily to the decrease in net income, the decrease of expense related to the permanent non-deductibility of incentive stock options that have been expensed in the amount of $0 for 2008 as compared to $72,886 for the same period in 2007, income from bank owned life insurance totaling $116,000 and an increase in tax exempt interest income totaling $137,000.

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

ITEM 4T. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure of that information within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings.  As we, from time to time, further review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, we may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2008, or, to the Company’s knowledge, other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

Item 1A.        RISK FACTORS

Other than as noted below, we believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following are supplemental risk factors relating to the recent changes in the strength of the economy and the impact of public perception on our performance.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and the real estate market contributed to our increasing provisions for loan losses in the fourth quarter of 2007 and through the second quarter of 2008, and our expectation for future loan losses and loss provisions for the remainder of 2008 and 2009. These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

The impact of the current economic downturn on the performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Item 2.                                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                                          DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                           The annual meeting of the stockholders of the Company was held on June 19, 2008.

(b)                          The following Class III directors were elected at the meeting to serve terms for three years:

Milton Stanley Goggins

Richard Allen Grimes

Robert J. McDonald

Larry Max Phillips

Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

# of Shares

Milton Stanley Goggins
For	1,713,105
Against	—
Abstained	59,831
Not voted	928,946
Total	2,701,882

# of Shares

Richard Allen Grimes
For	1,710,341
Against	—
Abstained	62,595
Not voted	928,946
Total	2,701,882

# of Shares

Robert J. McDonald
For	1,713,765
Against	—
Abstained	59,171
Not voted	928,946
Total	2,701,882

# of Shares

Larry Max Phillips
For	1,711,521
Against	—
Abstained	61,415
Not voted	928,946
Total	2,701,882

Item 5.                                          OTHER INFORMATION

None

Item 6.                                          EXHIBITS

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTBANK FINANCIAL SERVICES, INC.
(Registrant)

August 14, 2008	/s/ Thaddeus M. Williams
Date	Thaddeus M. Williams, President and C.E.O.
(Principal Executive Officer)

August 14, 2008	/s/ Lisa J. Maxwell
Date	Lisa J. Maxwell, C.F.O.
(Principal Financial and Accounting Officer)